Form 10-Q
period 2025-08-31
Alphega Innovations Corp
filed 2025-10-14
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-286526

Alphega Innovations Corp.

(Exact name of registrant as specified in its charter)

Wyoming	36-5113418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 N Gould St., Ste R

Sheridan, WY 82801

(Address of principal executive offices, including zip code)

+1 (646) 624-3352

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 14, 2025, the registrant had 14,670,000 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

ALPHEGA INNOVATIONS CORP.

Balance Sheets

As of August 31, 2025

	August 31, 2025	November 30, 2024
	(Unaudited)
Assets
Current Assets
Cash and bank	$8,473	$-
Total Current Assets	8,473	-

Total Assets	8,473	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term business loan	8,000	-
Accounts payable and Accrued liability	35,652	-
Due to related parties	1,325,236	17,945
Total Current Liabilities	1,368,888	17,945

Non-Current Liabilities
Loan from related party	12,000	-
Other non-current loan	1,000	-
Total Non-Current Liabilities	13,000	-

Total Liabilities	1,381,888	17,945

Stockholders’ Deficit
Common stock $0.0001 par value; 500,000,000 shares authorized; 14,670,000 shares issued and outstanding as of August 31, 2025 and November 30, 2024	1,467	1,467
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Subscriptions receivable	-	(59,100)
Additional paid-in capital	87,633	87,633
Accumulated deficit	(1,462,515)	(47,945)
Total Stockholders’ Deficit	(1,373,415)	(17,945)

Total Liabilities and Stockholders’ Deficit	$8,473	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORP.

Statements of Operations

(Unaudited)

	For the three months ended August 31, 2025	For the Nine Months ended August 31, 2025	From Inception (July 24, 2024) to August 31,2024

Expenses
Consulting	$20,400	$132,725	$9,945
Legal and professional services	397,864	1,268,288	-
Dues and subscriptions	392	430	-
Regularity fee	255	833	-
Travelling and entertainment	10,436	10,436	-
Total Expenses	429,347	1,412,712	9,945

Loss from Operations	(429,347)	(1,412,712)	(9,945)

Financial charges	1,002	1,227	-
Other expense	234	631	-

Loss before Income Tax	(430,583)	(1,414,570)	(9,945)

Income taxes	-	-	-

Net Loss	$(430,583)	$(1,414,570)	$(9,945)

Basic and Diluted Weighted Average Shares Outstanding	14,670,000	14,670,000	9,000,000

Basic and Diluted Net Loss per Share	$(0.03)	$(0.10)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORP.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the period from July 24, 2024 (inception) to August 31, 2024

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, July 24, 2024 (inception)	-	$-	-	$-	$-	$-	$-	$-
Share issued for founders’ shares	9,000,000	900	-	-	-	(900)	-	-
Net loss	-	-	-	-	-	-	(9,945)	(9,945)
Balance, August 31, 2024	9,000,000	$900	-	$-	$-	$(900)	$(9,945)	$(9,945)

For the three months and nine months ended August 31, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance, November 30, 2024	14,670,000	$1,467	-	$-	$(59,100)	$87,633	$(47,945)	$(17,945)
Proceeds from the sale of common stock	-	-	-	-	59,100	-	-	59,100
Net loss	-	-	-	-	-	-	(613,208)	(613,208)
Balance, February 28, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(661,153)	$(572,053)

Net loss	-	-	-	-	-	-	(370,779)	(370,779)
Balance, May 31, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(1,031,932)	$(942,832)

Net loss	-	-	-	-	-	-	(430,583)	(430,583)
Balance, August 31, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(1,462,515)	$(1,373,415)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORP.

Statements Of Cash Flows

(Unaudited)

	For the Nine Months ended August 31, 2025	From Inception (July 24, 2024) to August 31,2024
Cash Flows from Operating Activities
Net loss	$(1,414,570)	$(9,945)
Net changes in operating assets and liabilities:
Due to Related Party	1,307,291	9,045
Accounts payable and Accrued liabilities	35,652	-
Net Cash Flow from Operating Activities	(71,627)	(900)

Net Cash Flow from Financing Activities
Subscription receivable	59,100	900
Loan from related party	12,000	-
Other non-current loan	1,000	-
Short term loan	8,000	-
Net Cash Flow from Financing Activities	80,100	900

CHANGE IN CASH	8,473	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$8,473	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Alphega Innovations Corporation (“Alphega” or the “Company”) was incorporated in Wyoming on July 24, 2024. We are a development-stage company focused on the immersive technology industry, aiming to meet the growing demand for personal and corporate solutions. These include corporate wellness, employee training, digital education, market research, and community engagement, all driven by innovation in corporate services, workforce development, and employee well-being. Our solutions will incorporate advanced technologies such as augmented reality (AR), virtual reality (VR), and Metaverse environments.

Our initial focus will be on the following:

•Developing immersive Platforms and Applications: Creating AR/VR-enabled applications for corporate wellness, mental health solutions, and fitness transformation, with potential integration of Artificial Intelligence (Al) for enhanced personalization.

•Establishing Strategic Partnerships: Collaborating with businesses, educational institutions, and wellness centers to pilot and refine our solutions.

•Launching Marketing Initiatives: Targeting key markets, including corporate HR departments fitness centers, and health organizations, to raise awareness and gather feedback.

Going Concern Consideration

The Company’s unaudited financial statements as of August 31, 2025, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of August 31, 2025, totaling $1,462,515. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The Company plans to raise capital through private placement or borrowing arrangements; provided, however, there is no guarantee that the Company will be successful in such efforts or if it is successful such terms of the financing whether for equity or debt will be on terms favorable to the Company.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing of which there is no guarantee. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31,2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company may be subject to potential examination by United States taxing authorities in income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with United States tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months The Company is considered to be an exempted United States company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with ASC 260, Earning per Share. At August 31 2025, we had outstanding common shares of 14,670,000. Basic weighted average common shares and equivalents for the periods ended August 31, 2025 and August 31, 2024 are 9,000,000 and 14,670,000 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The fair value hierarchy consists of the following three levels of inputs that may be used to measure fair value:

Level 1 -Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -Inputs other than quoted prices included in Level 1 that are observable in the marketplace either directly (i.e., as prices) or indirectly (i.e., derived from prices).

Level 3 -Unobservable inputs which are supported by little or no market activity.

The fair value of the Company’s liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

(Unaudited)

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 - SHAREHOLDERS DEFICIT

Common Stock

Authorized: 500,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of August 31, 2025, the Company had 14,670,000 shares of common stock outstanding.

The transfer agent and registrar for our Common Stock is Empire Stock Transfer Inc., with an address at 1859 Whitney Mesa Dr., Henderson, NV 89014 and a telephone number of (702) 818-5898.

For the period between inception and August 31, 2025, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

On November 29, 2024, 5,370,000 shares of the Company’s common stock were issued to investors for an aggregate purchase price of $59,100. The Company did not receive the proceeds from investors until January 2025. The Company booked these transactions as subscription receivable as of November 30, 2024. The Company has received the proceeds from investors in January 2025.

Shares issued for license fees

From July 24, 2024 through November 30, 2024, the Company issued 300,000 shares of the Company’s common stock to Locus Social Inc. as initial license fee of $30,000.

Shares issued to founders

On July 29, 2024, the Company issued 9,000,000 shares of the Company’s Common Stock to founders.

NOTE 4 - LOAN TRANSACTIONS

The Company entered into a loan agreement with Sun Yun Bo on April 10, 2025. The total amount of money borrowed from the lender (Sun Yun Bo) is $1,000.

The total amount of the borrowed money, including principal and interest, is due and payable in 18 months  and the loan to Sun Yun Bo can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Sun Yun Bo as of August 31, 2025 is $1,047.

The Company entered into a loan agreement with Chen Qi on August 18, 2025. The total amount of money borrowed from the lender (Chen Qi) is $5,000.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

(Unaudited)

The total amount of the borrowed money, including principal and interest, is due and payable in 12 months, and the loan to Chen Qi can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $4,854, after deduction of processing fees, were received on August 21, 2025. The total principal plus accrued interest from Chen Qi as of August 31, 2025 is $5,011.

The Company entered into a loan agreement with Chen Tingting on August 18, 2025. The total amount of money borrowed from Chen Tingting is $3,000.

The total amount of the borrowed money, including principal and interest, is due and payable in 12 months, and the loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $2,913, after deduction of processing fees, were received on August 25, 2025.The total principal plus accrued interest from Chen Tingting as of August 31, 2025 is $3,004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the nine months ended August 31, 2025, consisting of the following:

Name of the related parties	Nature of relationship
Lingyun Mao	Shareholder
Fairbanks Global Partners II LLC	Shareholder
One World Engineering Corp	Shareholder
Want Pty Ltd ATF Wang Family Trust	Shareholder
Shabnoor Shah	Shareholder
IM Abundance Pty Ltd	Entity under the common control

	As of August 31, 2025	As of November 30, 2024
Accrued Services
Lingyun Mao	$315	$315
Fairbanks Global Partners II LLC	732,919	16,180
One World Engineering Corp	386,739	950
Wang Pty Ltd ATF Wang Family Trust	250	250
Shabnoor Shah	116,825	250
IM Abundance Pty Ltd	88,188	-
Total Due to related party	$1,325,236	$17,945

As of August 31, 2025, balances due to related parties primarily represent the consulting and professional services provided by the shareholders.

The Company entered into the loan agreement with Luis Carlos Ung on May 20, 2025. The total amount of money being borrowed from Luis Carlos Ung was $12,000.

The total amount of the borrowed money, including principal and interest, is due and payable in 18 months and the loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Luis Carlos Ung as of August 31, 2025 is $12,404.

For the nine months ended, the Company accrued consulting expenses totaling $132,725. This amount represents services rendered by Fairbanks Global Partners II LLC, One World Engineering Corp, and Shabnoor Shah.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

(Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date and through the date of this filing. The Company has reviewed subsequent events occurring after the balance sheet date and has determined that these events necessitate adjustments to or disclosure in the accompanying financial statements.

On September 1, 2025, the Company entered into a loan agreement with Cui Xiangdong for a principal amount of $1,000. The loan bear interest at 8% per annum and will be due in full, including accrued interest, on September 1, 2026. The loan may be renewed at maturity for an additional 12-month term at a rate equal to SOFR plus 8%.

On September 15, 2025, the Company entered into separate loan agreements with six individual lenders: Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao (collectively, the “Lenders”), for a total principal amount of $7,000. Each lender entered into a distinct agreement with the Company. Under the terms of the agreements, each lender contributes $1,000, except for Huang Zhigang, who lent $2,000. The loans will bear interest at a fixed rate of 8% per annum and will mature 12-months from issue issuance, at which time the full principal amount, together with all accrued interest, shall become due and payable. Upon maturity, the loans may be renewed for an additional 12-month term at an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements”. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology.

These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including those discussed under “Risk Factors.” The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by, the forward-looking statements:

•the success of our existing and new technologies;

•our ability to successfully develop and expand our operations;

•changes in economic conditions, including continuing effects from the recent recession;

•damage to our reputation or lack of acceptance of our brands;

•economic and other trends and developments, including adverse weather conditions, in those local or regional areas in which our operations are concentrated;

•increases in our labor costs, including as a result of changes in government regulation;

•labor shortages or increased labor costs;

•increasing competition in the industry in general;

•changes in attitudes or negative publicity regarding drug safety and health concerns;

•the success of our marketing programs;

•potential fluctuations in our quarterly operating results due to new products and other factors;

•the effect on existing products of focusing on other products in the same markets;

•our management team;

•strain on our infrastructure and resources caused by our growth;

•the impact of federal, state, or local government regulations relating to the industry;

•the impact of litigation;

•statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets and locations we intend to target in the future;

•statements regarding the anticipated timing and impact of our pending acquisitions;

•statement regarding our expectation with respect to the potential issuance of stock or shares in connection with our acquisitions or in connection with providing services to client companies.; and

•statement with respect to having adequate liquidity.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•changes in the pace of legislation;

•other regulatory developments that could limit the market for our products;

•our ability to successfully integrate acquired entities;

•competitive developments, including the possibility of new entrants into our primary markets;

•the loss of key personnel; and

•other risks discussed in this document.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

General

Overview

Alphega Innovations Corporation (the “Company”) was incorporated in Wyoming on July 24, 2024. The Company is an emerging growth company focused on the immersive technology industry, aiming to meet the growing demand for personal and corporate solutions. These include corporate wellness, employee training, digital education, market research, and community engagement, all driven by innovation in corporate services, workforce development, and employee well-being.

Our Corporate History and Background

The Company was incorporated in Wyoming on July 24, 2024. To date, we have incorporated the Company, developed a business plan, raised $59,100 through a private placement of common stock to officers, directors, and private investors, and entered into a significant licensing agreement. On November 30, 2024, we signed a Non-Exclusive Licensing Agreement with Locus Social Inc. This agreement provides us with access to patented technologies critical to our immersive wellness solutions. The agreement is valid for 10 years and is renewable for additional terms unless terminated for breach or non-payment.

Business Overview

Our initial focus will be on the following:

•Developing immersive Platforms and Applications: Creating AR/VR-enabled applications for corporate wellness, mental wellness solutions, and fitness transformation, with potential integration of Artificial Intelligence (Al) for enhanced personalization.

•Establishing Strategic Partnerships: Collaborating with businesses, educational institutions, and wellness centers to pilot and refine our solutions.

•Launching Marketing Initiatives: Targeting key markets, including corporate HR departments, fitness centers, and health organizations, to raise awareness and gather feedback.

Our immediate goal is to explore the use and commercialization of our licensed technologies for immersive wellness and corporate development solutions by identifying use cases, developing a proof of concept, and positioning for scaling and revenue generation, and execution of our business plan. Efforts include building a team, creating a minimum viable product and service offering, and preparing marketing materials, subject to sufficient funding and market demand. Given the complexity of our technology, the market, and our lack of operating history, as well as uncertainty regarding funding and the availability of resources, including cash, and many other risk factors (See “Risk Factors”) there can be no assurance that these efforts will be successful. Success is dependent on factors outside of our control, including market conditions, customer demand, the ability to secure adequate funding, and the development and acceptance of our products and solutions, and many other factors.

As a development-stage company with limited operating history, we estimate that at least $250,000 will be required over the next twelve months to execute the next phase of operations, as outlined in our “Plan of Operations.” If we are unable to secure sufficient funding or generate revenue within this timeframe, our ability to continue operations and achieve our objectives may be at significant risk. There can be no assurance that we will be able to obtain the necessary funding or successfully execute our business plan.

Results of Operations and Financial Condition

Three and Nine Months Ended August 31, 2025 Compared to the Period Ended August 31, 2024 (From Inception July 24, 2024 to August 31, 2024)

Since the Company’s inception on July 24, 2024, the Company has focused on building its operational foundation, conducting strategic planning, pursuing business development, pursuing funding, and entering into a licensing agreement. Operating activities included company formation, business planning, leadership recruitment, and the execution of the licensing agreement.

From July 24, 2024 through August 31, 2024, the Company incurred total operating expenses of $9,945, which were primarily related to consulting services necessary for initial corporate setup and strategic planning.

For the three and nine months ended August 31, 2025, the Company incurred net losses of $430,583 and $1,414,570, respectively. These losses were entirely attributable to operating expenses, as the Company has not yet commenced principal operations and has not generated any operating revenues to date.

Liquidity and Capital Resources

As of November 30, 2024, we did not have any cash or cash equivalents. Since inception, we have financed our operations through the private placement of our common stock.

As of August 31, 2025, the Company had cash and cash equivalents of amount $8,473.

We have sustained net losses which have resulted in an accumulated deficit at August 31, 2025 of $1,462,515, are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to commence and continue operations.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to execute on our planned operations. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the nine months ended August 31-2025	From Inception July 24, 2024 to August 31, 2024
Cash flows from operating activities	$(71,627)	$(900)
Cashflow from investing activities	$-	$-
Cashflow from financing activities	$80,100	$900

Operating Activities

•Net cash used in operating activities amounted to $(71,627) for the nine months ended August 31, 2025, compared to $(900) for the period from inception (July 24, 2024) to August 31, 2024.

•The increase in operating cash outflows primarily reflects higher working capital requirements and general operating expenses as business operations expanded during the nine-month period.

Investing Activities

•No cash flows from investing activities were reported in either period, indicating no acquisition or disposal of long-term assets during the quarters under review.

Financing Activities

•Net cash provided by financing activities amounted to $80,100 for the nine months ended August 31, 2025, compared to $900 in the prior inception period.

•The increase in financing inflows primarily reflects additional capital contributions or proceeds from financing arrangements to support business operations and growth.

Off-Balance Sheet Arrangements

As of August 31, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies

We have identified the policies in the attached financial statements as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. For more information, see “Note 2 - Summary of Significant Accounting Policies” in the attached financial statements.

Recently Issued Accounting Pronouncements

The information contained in Note 2 - Summary of Significant Accounting Policies to the statements under the heading “Recently Issued Accounting Pronouncements” is hereby incorporated by reference into Part I, Item 2. From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Luis Carlos Ung, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of August 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2025, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On October 1, 2025, Hung Fong Wang submitted his resignation as Chief Financial Officer and director of the Company.

Also effective October 1, 2025, Luis Carlos Ung, the Company’s Chief Executive Officer, was appointed to serve as Interim Chief Financial Officer.

During the three months ended August 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith (*)	Filing Type	Date Filed
3.1	Articles of Incorporation		S-1	04/14/2025
3.2	Bylaws		S-1	04/14/2025
10.1	License Agreement dated November 30, 2024, with Locus Social, Inc.		S-1	04/14/2025
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 14, 2025	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	October 14, 2025