Form 10-K
period 2025-11-30
Alphega Innovations Corp
filed 2026-02-06
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,788,800 common stock shares issued and outstanding as of February 5, 2026.

ii

iii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDELS

No report required

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of November 30, 2025, the 14,670,000 issued and outstanding shares of common stock were held by a total of 12 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

RESULTS OPERARION

As of November 30, 2025, we had an accumulated deficit of $2,327,549. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended November 30, 2025, compared to the Year ended November 30, 2024

Revenue

Nil

Operating Expenses

From July 24, 2024, through November 30, 2024, the Company incurred total operating expenses of $47,945, which were primarily related to consulting services necessary for initial corporate setup and strategic planning.

For the year ended November 30, 2025, the Company incurred total operating expenses $2,279,604, which were primarily related to consulting services, legal and professional services, marketing and travelling necessary for initial corporate setup, business development M&A activities and strategic planning.

Net Loss

Our net loss for the year ended November 30, 2025, was $2,279,604 compared to $47,945 for the year ended November 30, 2024. These losses were entirely attributable to operating expenses, as the Company has not yet commenced principal operations and has not generated any operating revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2025, our total assets were $2,070, compared to total assets of nil as of November 30, 2024. As of November 30, 2025, our current liabilities were $2,240,519 compared to $17,945 as of November 30, 2024.

Stockholder’s equity was $(2,238,449) as of November 30, 2025, compared to $17,945 as of November 30, 2024.

Cash Flows from Operating Activities

For the year ended November 30, 2025, net cash flows used in operating activities was ($106,030), consisting of net loss of ($2,279,604), an increase in Accounts payable and Accrued liabilities of $309,927 and increase in related party of $1,863,647. For the year ended November 30, 2024, net cash flows used in operating activities was nil consisting of net loss of ($47,945), an increase in related party of $17,945 and license fee of $30,000.

Cash Flows from Investing Activities

Cash flows used in investing activities during the year ended November 30, 2025, were nil. Cash flows used in investing activities during the year ended November 30, 2024, were nil.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended November 30, 2025, were $108,100, consisting of Subscription receivable of $59,100, Loan from related parties of $32,000, and short-term business loan of $17,000 compared to nil for the year ended November 30, 2024.

PLAN OF OPERATION AND FUNDING

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINACIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alphega Innovation Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alphega Innovation Corporation (the Company) as of November 30, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended November 30, 2025 and for the period from July 24, 2024 (inception) through November 30, 2024, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024 and the results of its operations and its cash flows for the year ended November 30, 2025 and for the period from July 24, 2024 (inception) through November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financials do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2024.

(PCAOB ID# 5854)

Diamond Bar, California

February 6, 2026

ALPHEGA INNOVATIONS CORP.

Balance Sheets

	November 30, 2025	November 30, 2024
	(USD)	(USD)
Assets
Current Assets
Cash and bank	$2,070	$-
Total Current Assets	2,070	-

Total Assets	2,070	-

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term loan	17,000	-
Loan from related parties	32,000	-
Accounts payable and Accrued liability	309,927	-
Due to related parties	1,881,592	17,945
Total Current Liabilities	2,240,519	17,945

Total Liabilities	2,240,519	17,945

Stockholders’ Deficit
Common stock $0.0001 par value; 500,000,000 shares authorized; 14,670,000 shares issued and outstanding as of November 30, 2025 and 2024	1,467	1,467
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Subscriptions receivable	-	(59,100)
Additional paid-in capital	87,633	87,633
Accumulated deficit	(2,327,549)	(47,945)
Total Stockholders’ Deficit	(2,238,449)	(17,945)

Total Liabilities and Stockholders’ Deficit	$2,070	$-

The accompanying notes are an integral part of these financial statements.

ALPHEGA INNOVATIONS CORP.

Statement of Operations

	For the year ended November 30, 2025	For the period from July 24, 2024 (inception) to November 30, 2024

Expenses
Consulting	$247,475	$17,945
Legal and professional services	1,936,823	-
Dues and subscriptions	849	-
Regularity fee	1,233	-
Travelling and entertainment	21,365	-
Advertising & marketing	68,000	-
Printing & Stationery	25	-
License fee	-	30,000
Total Expenses	2,275,770	47,945

Loss from Operations	(2,275,770)	(47,945)

Financial charges	2,969	-
Other expense	865	-

Net loss before Income Tax	(2,279,604)	(47,945)

Income taxes	-	-

Net Loss	$(2,279,604)	$(47,945)

Basic and Diluted Weighted Average Shares Outstanding	14,670,000	8,695,116

Basic and Diluted Net Loss per Share	$(0.16)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ALPHEGA INNOVATIONS CORP.

Statements of Changes in Stockholders’ Deficit

For the year ended November 30, 2025, and the period from July 24, 2024 (inception) to November 30, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance at July 24, 2024 (inception)	-	$-	-	$-	$-	$-	$-	$-
Share issued for founders’ shares	9,000,000	900	-	-	-	(900)	-	-
Sales of common stock	5,370,000	537	-	-	(59,100)	58,563	-	-
Common Stock issued for license fees	300,000	30	-	-	-	29,970	-	30,000
Net loss	-	-	-	-	-	-	(47,945)	(47,945)
Balance, November 30, 2024	14,670,000	$1,467	-	$-	$(59,100)	$87,633	$(47,945)	$(17,945)

Proceeds from the sale of common stock	-	-	-	-	59,100	-	-	59,100
Net loss	-	-	-	-	-	-	(2,279,604)	(2,279,604)
Balance, November 30, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(2,327,549)	$(2,238,449)

The accompanying notes are an integral part of these financial statements.

ALPHEGA INNOVATIONS CORP.

Statements Of Cash Flows

	For the year ended November 30, 2025	For the period from July 24, 2024 (inception) to November 30, 2024
Cash Flows from Operating Activities
Net loss	$(2,279,604)	$(47,945)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock issued for license fees	-	30,000
Net changes in operating assets and liabilities:
Due to Related Party	1,863,647	17,945
Accounts payable and Accrued liabilities	309,927	-
Net Cash Flow from Operating Activities	(106,030)	-

Net Cash Flow from Financing Activities
Subscription receivable	59,100	-
Loan from related party	32,000	-
Short term loan	17,000	-
Net Cash Flow from Financing Activities	108,100	-

CHANGE IN CASH	2,070	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$2,070	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Alphega Innovations Corporation (“Alphega” or “the Company”) was incorporated in Wyoming on July 24, 2024. We are a development-stage company focused on the immersive technology industry, aiming to meet the growing demand for personal and corporate solutions. These include corporate wellness, employee training, digital education, market research, and community engagement, all driven by innovation in corporate services, workforce development, and employee well-being. Our solutions will incorporate advanced technologies such as augmented reality (AR), virtual reality (VR), and Metaverse environments.

We plan to use the net proceeds from this offering to fund our operations (see “Use of Proceeds”) and implement our business plan. Our initial focus will be on the following:

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

Going Concern Consideration

The Company’s financial statements as of November 30, 2025, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of November 30, 2025, totaling $2,327,549. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2025, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company may be subject to potential examination by United States taxing authorities in income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with United States tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is incorporated in the United States and is subject to U.S. federal and applicable state income tax laws. The Company has no operations or taxable presence in any other jurisdiction. Due to operating losses incurred during the periods presented, the Company did not recognize any provision for income taxes and had no current income tax expense. Accordingly, the Company’s tax provision was zero for the periods presented.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period in accordance with ASC 260, Earning per Share. For the period from inception July 24, 2024, to November 30, 2025, the weighted average number of shares outstanding was adjusted to reflect the exclusion of a total of 14,670,000 ordinary shares.

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

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

NOTE 3 - SHAREHOLDERS DEFICIT

Common and Preferred Stock

Authorized: 500,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of November 30, 2025, the Company had 14,670,000 shares of common stock outstanding. No preferred stock is issued as of November 30, 2025.

As of November 30, 2024, the Company had 14,670,000 shares of common stock outstanding. No preferred stock is issued as of November 30, 2024.

For the period between inception and November 30, 2025, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From July 24, 2024, through November 30, 2024, the Company issued 5,370,000 shares of the Company’s common stock to investors for an aggregate purchase price of $59,100. The company did not receive the proceeds from investors until January 2025. The company booked these transactions as subscription receivable as of November 30, 2024. The company received the proceeds from investors in January 2025.

Shares issued for license fees

From July 24, 2024 through November 30, 2024, the Company issued 300,000 shares of the Company’s common stock to Locus Social Inc. as initial license fee of $30,000.

Shares issued to founders

On July 29, 2024, the Company issued 9,000,000 shares of the Company’s Common Stock to founders.

NOTE 4 – CURRENT LOAN TRANSACTIONS

Alphega Innovations Corporation entered into a loan agreement with SUN YUN BO on April 10, 2025. The total amount of money being borrowed from the Lender (SUN YUN BO) is $1,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Sun Yun Bo as of November 30, 2025, is $1,076.

Alphega Innovations Corporation entered into a loan agreement with CHEN Qi on August 18, 2025. The total amount of money being borrowed from the Lender (CHEN Qi) is $5,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $ 4,854.10, after deduction of processing fees, were received on August 21, 2025. The total principal plus accrued interest from Chen Qi as of November 30, 2025, is $5,111.

Alphega Innovations Corporation entered into a loan agreement with CHEN Tingting on August 18, 2025. The total amount of money being borrowed from the Lender (CHEN Tingting) is $3,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $2,912.70, after deduction of processing fees, were

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

received on August 25, 2025. The total principal plus accrued interest from Chen Tingting as of November 30, 2025, is $3,064.

On September 1, 2025, the Company entered into a loan agreement with CUI Xiangdong (“Lender”) for a principal amount of $1,000. The loan will bear interest at 8% per annum and will be due in full, including accrued interest, on September 1, 2026 (the “Due Date”). The loan may be renewed at maturity for an additional 12-month term at a rate equal to SOFR plus 8% (the “Renewed Interest Rate”). The total principal plus accrued interest from CUI Xiangdong as of November 30, 2025, is $1,019.

On September 15, 2025, the Company entered into separate loan agreements with six individual lenders: Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao (collectively, the “Lenders”), for a total principal amount of $7,000. Each lender will enter into a distinct agreement with the Company. Under the terms of the agreements, each lender will contribute $1,000, except for Huang Zhigang, who will lend $2,000. The loans will bear interest at a fixed rate of 8% per annum and will mature on 12-months period (the “Due Date”), at which time the full principal amount, together with all accrued interest, shall become due and payable. Upon maturity, the loans may be renewed for an additional 12-month term at an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 8% per annum (the “Renewed Interest Rate”). The total principal plus accrued interest from each party as of November 30, 2025, is $7,110.

NOTE 5 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the nine months ended August 31, 2025, consisting of the following:

Name of the related parties	Nature of relationship
Lingyun Mao	Shareholder
Fairbanks Global Partners II LLC	Shareholder
One World Engineering Corp	Shareholder
Want Pty Ltd ATF Wang Family Trust	Shareholder
Shabnoor Shah	Shareholder
IM Abundance Pty Ltd	Entity under the common control*

*Hung Fong Wang Key Management Personnel of IM Abundance and Alphega Innovation Corporation (AIC) resigned from AIC on October 1, 2025, while this entity is still a related party due to Hung Fong Wang, who is still shareholder of AIC

	As of November 30, 2025	As of November 30, 2024
Accrued Services
Lingyun Mao	$315	$315
Fairbanks Global Partners II LLC	902,525	16,180
One World Engineering Corp	582,239	950
Wang Pty Ltd ATF Wang Family Trust	250	250
Shabnoor Shah	308,075	250
IM Abundance Pty Ltd	88,188	-
Total Due to related party	$1,881,592	$17,945

Alphega Innovations Corporation entered into the loan agreement with LUIS CARLOS UNG on May 20, 2025. The total amount of money being borrowed from the Lender (LUIS CARLOS UNG) is $12,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Luis Carlos as of November 30, 2025, is $12,764.

On October 2, 2025, Alphega Innovations Corporation entered into a loan agreement with One World Engineering Corporation for principal financing of $20,000. The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. At the lender’s sole discretion, the outstanding principal and accrued interest may be converted into common shares of the Company at $0.03 per share. Interest is accrued monthly and payable at maturity unless earlier converted or repaid. The total principal plus accrued interest from One World Engineering Corp as of November 30, 2025, is $20,400.

Accrued expenses

As of November 30, 2025, the Company had accrued interest of $1,545 related to its outstanding loan balance. The accrued interest has been recorded within financial charges in the accompanying Statement of Operations and included in Accrued Liabilities on the Balance Sheet.

NOTE.6 - INCOME TAXES

We have not yet filed tax returns for the period ended November 30, 2025. As of November 30, 2025, we had net operating loss carry forwards, on a book basis, of $2,279,604 that may be available to reduce various future years’ Federal taxable income for 20 years through 2045. Net operating losses may be limited as a result of possible changes in business. Future tax benefits which may arise because of these losses have not been recognized in the accompanying financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the period ended November 30, 2025, and 2024.

	For the year ended November 30, 2025	For the period from July 24, 2024 (inception) to November 30, 2024
Current tax provisions:
Federal	$-	$-
State	-	-
Total provision for income taxes	$-	$-

Reconciliation of the U.S. federal statutory rate to the actual tax rate for the period ended November 30, 2025:

	For the year ended November 30, 2025	For the period from July 24, 2024 (inception) to November 30, 2024
US federal statutory income tax rate	21%	21%
State income tax, net of federal benefit	0%	0%
Permanent differences	0%	0%
Increase in valuation reserve	-21%	-21%
Total provision for income taxes	0%	0%

	November 30, 2025	November 30, 2024
Net operating loss carry forwards	$478,716	$-
Less: valuation allowance	(478,716)	-
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company has recorded a full valuation allowance against its net deferred tax assets because management has determined that it is more likely than not that these assets will not be realized.

ALPHEGA INNOVATIONS CORP.

Notes to Financial Statements

NOTE 7 - SUBSEQUENT EVENTS

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

On December 8, 2025, the Company entered into a loan agreement with Taurus Era Corporation for USD 15,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt.

Subsequent to November 30, 2025, on December 31, 2025, the Company issued 118,800 shares of common stock at a price of $0.10 per share to Soho Capital Solutions, for total proceeds of $11,880.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended November 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control -over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serve until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Mr. Luis was selected as our director. Mr. Luis is not considered to be an independent director of the Company; we presently have no independent directors.

The name, address, age and position of our officers and director is set forth below:

Name and address of Executive Officer and/or Director	Position
Luis Carlos Ung (Chilibre, Avenida Madden, Lote 152, Panama, Republic of Panama)	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Mr. Luis Carlos Ung resides in Panama and has over 20 years of experience in entrepreneurship, investment, and operations. His professional expertise spans business development, strategic planning, and cross-sector investment management. He has led and managed different business ventures across industries, including construction, industrial equipment, chemicals, logistics, and energy. Beyond his professional endeavors, Mr. Ung has been actively involved in private education across Latin America, with a focus on finance, administration, and operations. Mr. Ung is a Doctoral Candidate in Business Administration and holds multiple master’s degrees, including an MBA from the Latin University of Panama, a Master of Engineering Management from the University of Louisville (USA), a Master of Education from the Latin University of Panama, a Master in Risk from Nebrija University (Spain), and a Master in Finance from Chile University.

Within the past five years, Mr. Ung has served as President and Director of Equipos Pty Group (2006–present) and One World Engineering Corporation (2023–present). He has also served as a Member of Fairbanks Global Partners II LLC (2023–present). He devotes approximately 30% of his workweek to the Company. Mr. Ung has confirmed that he has no conflicts of interest with his other business activities.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended November 30, 2025, and 2024:

Summary Compensation Table

Name/Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	All Other Compensation (US$)	Total (US$)
Luis Carlos Ung (President, CEO, Secretary, Director)	2025	-	-	-	-	-

	2024	-	-	-	-	-

Shabnoor Shah (COO)	2025	-	-	-	-	-

	2024	-	-	-	-	-

In addition to any officer compensation disclosed herein, our executive officers may also provide consulting services to the Company in their individual capacities. These services include, but are not limited to, financial review, strategic planning, regulatory compliance, operational improvement, and audit preparation. Any such services are treated as related-party transactions and disclosed accordingly.

CHANGE OF CONTROL

As of November 30, 2025, we had no pension plan or compensatory plan or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth certain information as of November 30, 2025, the beneficial ownership of our common stock by the following persons:

•each person or entity who, to our knowledge, owns more than 5% of our common stock;

•our executive officers named in the Summary Compensation Table above; and

•each director.

Name and Address	Position	Class of Equity	Number of Shares Owned	Percent of Class
Luis Carlos Ung (1)	President, CEO, CFO, Secretary, Director	Common	-
Shabnoor Shah (1)	COO	Common	1,000,000	6.82%
Lingyun Mao (1)	Beneficial Owner	Common	5,500,000	37.49%
Fairbanks Global Partners II LLC (1)(2)	Beneficial Owner	Common	2,000,000	13.63%
One World Engineering Corporation (1)(3)	Beneficial Owner	Common	1,500,000	10.22%
Wang Pty Ltd ATF Wang Family Trust (1)(4)	Beneficial Owner	Common	1,100,000	7.50%
Hao Tang (1)	Beneficial Owner	Common	1,200,000	8.18%
Weiguo Lu (1)	Beneficial Owner	Common	1,000,000	6.82%

(1)Mailing Address: c/o Alphega Innovations Corporation, 30 N. Gould St., STE. R, Sheridan, WY 82801.

(2)The control person for Fairbanks Global Partners II LLC is Luis Carlos Ung.

(3)The control person for One World Engineering Corporation is Luis Carlos Ung.

(4)The control person for Wang Pty Ltd ATF Wang Family Trust is Hung Fong Wang.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Consulting Services

The Company has engaged certain consultants to provide consulting services beyond their roles as officers. These services were conducted in a related-party capacity. As of November 30, 2024, the Company owes related parties a total of $17,945 for such consulting services. As of November 30, 2025, the Company owes related parties a total of $1,881,592 for consulting services and legal and professional services. A summary of the services is as follows:

•Lingyun Mao provided high-level guidance on business development, executive coaching, brand positioning, and market expansion. As of November 30, 2025, the Company had an outstanding balance of $315 payable to Lingyun Mao related to these services.

•Fairbanks Global Partners II LLC provided corporate development services to the Company, offering guidance and support to enhance the Company’s business development initiatives, corporate governance processes, and strategic partnership opportunities. As of November 30, 2025, the Company had an outstanding balance of $902,525 payable to Fairbanks Global Partners related to these services.

•One World Engineering Corporation provided strategic support in business planning, regulatory compliance, audit coordination, legal documentation, SEC filing preparation, financial system setup, and corporate banking arrangements. As of November 30, 2025, the Company had an outstanding balance of $582,239 payable to One World Engineering related to these services.

•Wang Pty Ltd ATF Wang Family Trust provided financial and internal accounting reviews, including oversight of financial reporting, expenditures, internal controls, and audit preparation. As of November 30, 2025, the Company had an outstanding balance of $250 payable to Wang Pty Ltd ATF Wang Family Trust related to these services.

•Shabnoor Shah provided organizational consulting services, including process optimization, leadership development, operational diagnostics, and strategic guidance in areas such as internal communication, performance management, and organizational development. As of November 30, 2025, the Company had an outstanding balance of $308,075 payable to Shabnoor Shah related to these services.

•IM Abundance Pty Ltd., provides advisory and consulting services to the Company, including strategic planning, process review and optimization, financial and market analysis, and change management and training support in connection with the Company’s business initiatives. As of November 30, 2025, the Company had an outstanding balance of $88,188 payable to IM Abundance Pty Ltd related to these services.

These consulting arrangements are non-exclusive. All related-party transactions are subject to approval by the Board of Directors in accordance with the Company’s related party transaction policy.

Restricted Stock Issuances to Certain Officers and Directors

On July 29, 2024, the Company issued 500,000 shares of Common stock to One World Engineering Corporation. The shares were issued as founders’ shares.

On July 29, 2024, the Company issued 500,000 shares of Common stock to Wang Pty Ltd ATF Wang Family Trust. The shares were issued as founders’ shares.

On July 29, 2024, the Company issued 500,000 shares of Common stock to Shabnoor Shah. The shares were issued as founders’ shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended November 30, 2025, we incurred approximately $46,625 in fees for professional services. These fees included $6,000 related to the audit of our financial statements for the fiscal year ended November 30, 2024, as well as fees for the reviews of our financial statements for the quarters ended February 28, 2025, May 31, 2025, and August 31, 2025.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 6, 2026	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	February 6, 2026