Form 10-Q
period 2026-02-28
Alphega Innovations Corp
filed 2026-04-14
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-286526

Alphega Innovations Corporation

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 30, 2026, the registrant had 14,930,740 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

ALPHEGA INNOVATIONS CORPORATION

Balance Sheets

As of February 28, 2026

	February 28, 2026	November 30, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$6,721	$2,070
Total Current Assets	6,721	2,070

Total Assets	6,721	2,070

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Short term business loan	17,000	17,000
Loan from related parties	72,000	32,000
Accounts payable and Accrued liability	403,283	309,927
Due to related parties	2,768,740	1,881,592
Total Current Liabilities	3,261,023	2,240,519

Total Liabilities	3,261,023	2,240,519

Stockholders’ Deficit
Common stock $0.0001 par value; 500,000,000 shares authorized; 14,830,740 and 14,670,000 shares issued and outstanding as of February 28, 2026, and November 30, 2025, respectively	1,483	1,467
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Additional Paid-in Capital	248,357	87,633
Accumulated deficit	(3,504,142)	(2,327,549)
Total Stockholders’ Deficit	(3,254,302)	(2,238,449)

Total Liabilities and Stockholders’ (Deficit)	$6,721	$2,070

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Operations

(Unaudited)

	For the three months ended February 28,
	2026	2025

Expenses
Consulting	$140,250	$64,600
Legal and professional services	840,729	548,210
Dues and subscriptions	433	-
Regulatory fee	450	-
Advertising & marketing	23,800	-
Training	23,800	-
Loss on settlement of service	144,666	-
Total Expenses	1,174,128	612,810

Loss from Operations	(1,174,128)	(612,810)

Other Income & expense
Financial charges	2,449	-
Other expense	16	398

Net Loss before Income Tax	(1,176,593)	(613,208)

Income taxes	-	-

Net Loss	$(1,176,593)	$(613,208)

Basic and Diluted Weighted Average Shares Outstanding	14,749,666	14,670,000

Basic and Diluted Net Loss per Share	$(0.08)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended February 28, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30,2024	14,670,000	$1,467	-	$-	$(59,100)	$87,633	$(47,945)	$(17,945)
Proceeds from the sale of common stock	-	-	-	-	59,100	-	-	59,100
Net Loss	-	-	-	-	-	-	(613,208)	(613,208)
Balance as of February 28, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(661,153)	$(572,053)

For the three months ended February 28, 2026

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30,2025	14,670,000	$1,467	-	$-	$-	$87,633	$(2,327,549)	$(2,238,449)
Issuance of common stock for services	160,740	16	-	-	-	160,724	-	160,740
Net Loss	-	-	-	-	-	-	(1,176,593)	(1,176,593)
Balance as of February 28, 2026	14,830,740	$1,483	-	$-	$-	$248,357	$(3,504,142)	$(3,254,302)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements Of Cash Flows

(Unaudited)

	For the three months ended February 28,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(1,176,593)	$(613,208)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for services	160,740	-
Net changes in operating assets and liabilities:
Due to Related Party	887,149	588,311
Accounts payable and Accrued liabilities	93,355	8,499
Net Cash Used in Operating Activities	(35,349)	(16,398)

Net Cash Flow from Financing Activities
Subscription receivable	-	59,100
Loan from related party	40,000	-
Net Cash Provided by Financing Activities	40,000	59,100

CHANGE IN CASH	4,651	42,702
CASH AT BEGINNING OF PERIOD	2,070	-
CASH AT END OF PERIOD	$6,721	$42,702

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

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

Going Concern Consideration

The Company’s unaudited financial statements as of February 28, 2026, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of February 28, 2026, totaling $3,504,142. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements.

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

ALPHEGA INNOVATIONS CORPORATION

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2026, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with ASC 260, Earning per Share. On February 28, 2026, we had outstanding common shares of 14,830,740. Basic weighted average common shares and equivalents for the periods ended February 28, 2026, and 2025, are 14,749,666 and 14,670,000 respectively.

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

ALPHEGA INNOVATIONS CORPORATION

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

NOTE 3 - SHAREHOLDERS DEFICIT

Common Stock

Authorized: 500,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of February 28, 2026, and 2025, the Company had 14,830,740 and 14,670,000 common stocks issued and outstanding, respectively. No preferred stocks were issued as of February 28, 2026, and 2025, respectively.

For the period between inception and February 28, 2026, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From July 24, 2024, through November 30, 2024, the Company issued 5,370,000 shares of the Company’s common stock to investors for an aggregate purchase price of $59,100. The company booked these transactions as subscription receivable as of November 30,2024. The company received the proceeds from investors in January 2025.

Shares issued for license fees

From July 24, 2024, through November 30, 2024, the Company issued 300,000 shares of the Company’s common stock to Locus Social Inc. as initial license fee of $30,000.

Shares issued to founders

On July 29, 2024, the Company issued 9,000,000 shares of the Company’s Common Stock to founders.

Shares issued for services

On December 31, 2025, the Company issued 118,800 shares of common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $11,880), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $118,800. Accordingly, the Company recognized a loss on settlement of services of $106,920, representing the excess of the fair value of the shares issued over the agreed consideration.

On February 28, 2026, the Company issued 41,940 shares of common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $4,194), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $41,940. Accordingly, the Company recognized a loss on settlement of services of $37,746, representing the excess of the fair value of the shares issued over the agreed consideration.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

NOTE 4 - CURRENT LOAN TRANSACTIONS

The Company entered into a loan agreement with Sun Yun Bo on April 10, 2025. The total amount of money being borrowed from the Lender (SUN YUN BO) is $1,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate). The total principal plus accrued interest from Sun Yun Bo as of February 28, 2026, is $1,106.

The Company entered into a loan agreement with Chen Qi on August 18, 2025. The total amount of money borrowed from the lender (Chen Qi) is $5,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate). The net proceeds of $ 4,854.10, after deduction of processing fees, were received on August 21, 2025. The total principal plus accrued interest from Chen Qi as of February 28, 2026, is $5,211.

The Company entered into a loan agreement with Chen Tingting on August 18, 2025. The total amount of money borrowed from Chen Tingting is $3,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate). The net proceeds of $2,912.70, after deduction of processing fees, were received on August 25, 2025. The total principal plus accrued interest from Chen Tingting as of February 28, 2026, is $3,124.

The Company entered into a loan agreement with CUI Xiangdong on September 1, 2025. The total amount of money borrowed from Chen Tingting is $1,000.

The loan bears interest at 8% per annum and will be due in full, including accrued interest, on September 1, 2026 (the “Due Date”). The loan may be renewed at maturity for an additional 12-month term at a rate equal to SOFR plus 8% (the “Renewed Interest Rate”). The total principal plus accrued interest from CUI Xiangdong as of February 28, 2026, is $1,039.

On September 15, 2025, the Company entered into separate loan agreements with six individual lenders:

Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao (collectively, the “Lenders”), for a total principal amount of $7,000. Each lender will enter into a distinct agreement with the Company. Under the terms of the agreements, each lender will contribute $1,000, except for Huang Zhigang, who will lend $2,000. The loans will bear interest at a fixed rate of 8% per annum and will mature on 12-months period (the “Due Date”), at which time the full principal amount, together with all accrued interest, shall become due and payable. Upon maturity, the loans may be renewed for an additional 12-month term at an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 8% per annum (the “Renewed Interest Rate”). The total principal plus accrued interest from each party as of February 28, 2026, is $7,250.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the THREE months ended February 28, 2026, consisting of the following:

Name of the related parties	Nature of relationship
Lingyun Mao	Shareholder
Fairbanks Global Partners II LLC	Shareholder
One World Engineering Corporation	Shareholder
Want Pty Ltd ATF Wang Family Trust	Shareholder
Shabnoor Shah	Shareholder
Luis Carlos Ung	Shareholder, President, CEO, CFO
Taurus Era Corporation	Entity under the common control
Alphega Global Partners Corporation	Entity under the common control
IM Abundance Pty Ltd	Entity under the common control

* Hung Fong Wang Key Management Personnel of IM Abundance and Alphega Innovation Corporation (AIC) resigned from AIC on October 1, 2025, while this entity is still a related party due to Hung Fong Wang, who is still shareholder of AIC.

	As of February 28, 2026	As of November 30, 2025
Accrued Services
Lingyun Mao	$315	$315
Fairbanks Global Partners II LLC	1,286,474	902,525
One World Engineering Corporation	945,189	582,239
Wang Pty Ltd ATF Wang Family Trust	250	250
Shabnoor Shah	448,325	308,075
IM Abundance Pty Ltd	88,188	88,188
Total Due to related party	$2,768,740	$1,881,592

As of February 28, 2026, balances due to related parties primarily represent the consulting and professional services provided by the shareholders.

The Company entered into the loan agreement with Luis Carlos Ung on May 20, 2025. The total amount of money being borrowed from Luis Carlos Ung was $12,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate). The total principal plus accrued interest from Luis Carlos as of February 28, 2026, is $13,124.

On October 2, 2025, Alphega Innovations Corporation entered into a loan agreement with One World Engineering Corporation for principal financing of $20,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. At the lender’s sole discretion, the outstanding principal and accrued interest may be converted into common shares of the Company at $0.03 per share. Interest is accrued monthly and payable at maturity unless earlier converted or repaid. The total principal plus accrued interest from One World Engineering Corporation as of February 28, 2026, is $21,000.

On December 8, 2025, the Company entered into a loan agreement with Taurus Era Corporation for $15,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt. The total principal plus accrued interest from Taurus Era Corporation as of February 28, 2026, is $15,415.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

On January 27, 2026, Alphega Innovations Corporation entered into a loan agreement with Alphega Global Partners Corporation for principal financing of $25,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. Interest is accrued monthly and payable at maturity unless earlier repaid. The total principal plus accrued interest from Alphega Global Partners Corporation as of February 28, 2026, is $25,283.

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

On March 10, 2026, the Company entered into a loan agreement with Alphega Global Partners Corporation for $9,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt.

On March 24, 2026, the Company entered into a share subscription agreement with JE Omnitrade, Inc. for a total consideration of $300,000 for the issuance of 300,000 ordinary shares at $1.00 per share. Under the terms of the agreement, an initial payment of $100,000 is payable upon execution, with the remaining balance of $200,000 to be settled in monthly installments of $50,000. Accordingly, 100,000 shares are issued on March 30, 2026, against the initial $100,000 investment. The remaining shares will be issued on a pro rata basis corresponding to installments received. In the event of non-payment of any installment, the Company reserves the right to suspend further share issuances and/or terminate the agreement with respect to the unpaid portion.

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

Our immediate goal is to explore the use and commercialization of our licensed technologies for immersive wellness and corporate development solutions by identifying use cases, developing proof of concept, and positioning for scaling and revenue generation, and execution of our business plan. Efforts include building a team, creating a minimum viable product and service offering, and preparing marketing materials, subject to sufficient funding and market demand. Given the complexity of our technology, the market, and our lack of operating history, as well as uncertainty regarding funding and the availability of resources, including cash, and many other risk factors (See “Risk Factors”) there can be no assurance that these efforts will be successful. Success is dependent on factors outside of our control, including market conditions, customer demand, the ability to secure adequate funding, and the development and acceptance of our products and solutions, and many other factors.

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

Three Months Ended February 28, 2026, Compared to the Period Ended February 28, 2025

Since the Company’s inception on July 24, 2024, the Company has focused on building its operational foundation, conducting strategic planning, pursuing business development, pursuing funding, and entering into a licensing agreement. Operating activities included company formation, business planning, leadership recruitment, and the execution of the licensing agreement.

From December 1, 2024, through February 28, 2025, the Company incurred total operating expenses of $613,208, which were primarily related to consulting services necessary for initial corporate setup and strategic planning.

For the three months ended February 28, 2026, the Company incurred net losses of $1,176,593. These losses were entirely attributable to operating expenses, as the Company has not yet commenced principal operations and has not generated any operating revenues to date.

Liquidity and Capital Resources

As of November 30, 2025, the Company had cash and cash equivalents of $2,070.

As of February 28, 2026, the Company had cash and cash equivalents of $6,721.

We have sustained net losses which have resulted in an accumulated deficit at February 28, 2026, of $3,504,142, and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to commence and continue operations.

However, subsequent to the period end, the Company entered into a share subscription agreement with JE Omnitrade, Inc. for total consideration of $300,000 for the issuance of 300,000 common shares at $1.00 per share. Under the terms of the agreement, an initial payment of $100,000 was received on March 30, 2026, with the remaining balance of $200,000 to be settled in monthly installments of $50,000. Shares will be issued on a pro rata basis corresponding to installments received. Management believes that the funds received to date, together with the expected future installments under this agreement, will partially alleviate the Company’s operating capital shortfall and improve its liquidity position. Accordingly, while uncertainties remain, these developments reduce the level of doubt regarding the Company’s ability to continue as a going concern.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the three months ended February 28,
	2026	2025
Cash flows from operating activities	$(35,349)	$(16,398)
Cashflow from investing activities	$-	$-
Cashflow from financing activities	$40,000	$59,100

Operating Activities

•Net cash used in operating activities amounted to $(35,349) for the three months ended February 28, 2026, compared to $(16,398) for the three months ended February 28, 2025.

•The increase in net cash used in operating activities was primarily attributable to higher working capital requirements and increased operating expenses during the period.

Investing Activities

•No cash flows from investing activities were reported in either period, indicating no acquisition or disposal of long-term assets during the quarters under review.

Financing Activities

•Net cash provided by financing activities amounted to $40,000 for the three months ended February 28, 2026, compared to $59,100 for the year ended February 28,2025.

•The decrease in cash provided by financing activities was primarily attributable to the absence of proceeds from share subscriptions during the three months ended February 28, 2026, compared to the prior-year period, which included proceeds from share subscriptions. Cash provided by financing activities in the current period relates to proceeds from debt financing.

Off-Balance Sheet Arrangements

As of February 28, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Luis Carlos Ung, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of February 28, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2026, the Company issued the following unregistered securities pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder. No underwriters were involved and no commissions were paid.

(a) On December 31, 2025, the Company issued 118,800 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $11,880), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $118,800. Accordingly, the Company recognized a loss on settlement of services of $106,920 in the Statement of Operations for the three months ended February 28, 2026.

(b) On February 28, 2026, the Company issued 41,940 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $4,194), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $41,940. Accordingly, the Company recognized a loss on settlement of services of $37,746 in the Statement of Operations for the three months ended February 28, 2026.

The aggregate fair value of the shares issued for services during the quarter was $160,740, which is reflected in the financial statements as stock-based compensation expense (with the excess over the agreed service price recorded as a loss on settlement of services). No cash proceeds were received from these issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

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

Date:	April 13, 2026	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	April 13, 2026