Form 10-Q
period 2026-05-31
Alphega Innovations Corp
filed 2026-07-15
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of June 24, 2026, the registrant had 15,042,354 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

ALPHEGA INNOVATIONS CORPORATION

Balance Sheets

As of May 31, 2026

	May 31, 2026	November 30, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$71,531	$2,070
Total Current Assets	71,531	2,070

Total Assets	71,531	2,070

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Short term business loan	17,000	17,000
Loan from related parties	81,000	32,000
Accounts payable and Accrued liability	583,009	309,927
Due to related parties	3,858,448	1,881,592
Total Current Liabilities	4,539,457	2,240,519

Total Liabilities	4,539,457	2,240,519

Stockholders’ Deficit
Common stock $0.0001 par value; 500,000,000 shares authorized; 15,037,354 and 14,670,000 shares issued and outstanding as of May 31, 2026, and November 30, 2025, respectively	1,504	1,467
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Subscription receivable	(2,000)	-
Additional Paid-in Capital	454,951	87,633
Accumulated deficit	(4,922,381)	(2,327,549)
Total Stockholders’ Deficit	(4,467,926)	(2,238,449)
	71,531	$2,070
Total Liabilities and Stockholders’ (Deficit)	$71,531	$2,070

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Operations

(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2026	2025	2026	2025
Income
Services income	$40,575	$-	$40,575	$-
Total Income	40,575	-	40,575	-

Cost of Goods Sold
Cost of revenue - related party	(20,146)	-	(20,146)	-
Total Cost of Revenue	(20,146)	-	(20,146)	-

Gross Profit	20,429	-	20,429	-

Expenses
Consulting	252,875	47,725	393,125	112,325
Legal and professional services	1,174,401	322,213	2,015,130	870,423
Dues and subscriptions	663	38	1,096	38
Regulatory fee	300	578	750	578
Travelling and entertainment	4,569	-	4,569	-
Advertising and marketing	2,550	-	26,350	-
Training and development	-	-	23,800	-
Loss on settlement of service	-	-	144,666	-
Total Expenses	1,435,358	370,554	2,609,486	983,364

Loss from Operations	(1,414,929)	(370,554)	(2,589,057)	(983,364)

Other Income & expense
Financial charges	(3,273)	(225)	(5,722)	(623)
Other expense	(37)	-	(53)	-

Net Loss before Income Tax	(1,418,239)	(370,779)	(2,594,832)	(983,987)
Income taxes	-	-	-	-
Net Loss	$(1,418,239)	$(370,779)	(2,594,832)	(983,987)

Basic and Diluted Weighted Average Shares Outstanding	14,936,945	14,670,000	14,844,335	14,670,000
Basic and Diluted Net Loss per Share	$(0.09)	$(0.03)	(0.17)	(0.07)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the six months ended May 31, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30, 2024	14,670,000	$1,467	-	$-	$(59,100)	$87,633	$(47,945)	$(17,945)
Proceeds from the sale of common stock	-	-	-	-	59,100	-	-	59,100
Net Loss	-	-	-	-	-	-	(613,208)	(613,208)
Balance as of February 28, 2025	14,670,000	1,467	-	-	-	87,633	(661,153)	(572,053)
Net Loss	-	-	-	-	-	-	(370,779)	(370,779)
Balance as of May 31, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(1,031,932)	$(942,832)

For the six months ended May 31, 2026

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(2,327,549)	$(2,238,449)
Issuance of common stock for services	160,740	16	-	-	-	160,724	-	160,740
Net Loss	-	-	-	-	-	-	(1,176,593)	(1,176,593)
Balance as of February 28, 2026	14,830,740	1,483	-	-	-	248,357	(3,504,142)	(3,254,302)
Proceeds from sale of common stock	201,682	21	-	-	(2,000)	201,662	-	199,683
Issuance of common stock for services	4,932	-	-	-	-	4,932	-	4,932
Net Loss	-	-	-	-	-	-	(1,418,239)	(1,418,239)
Balance as of May 31, 2026	15,037,354	$1,504	-	$-	$(2,000)	$454,951	$(4,922,381)	$(4,467,926)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements Of Cash Flows

(Unaudited)

	For the six months ended May 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(2,594,832)	$(983,987)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for services	165,672	-
Net changes in operating assets and liabilities:
Due to related party	1,976,857	921,393
Accounts payable and accrued liabilities	273,082	16,080
Net Cash Used in Operating Activities	(179,221)	(46,514)

Net Cash Flow from Financing Activities
Subscription receivable	(2,000)	59,100
Loan from related party	49,000	12,044
Short term business loan	-	1,017
Receipt from sale of common stock	201,682	-
Net Cash Provided by Financing Activities	248,682	72,161

CHANGE IN CASH	69,461	25,647
CASH AT BEGINNING OF PERIOD	2,070	-
CASH AT END OF PERIOD	$71,531	$25,647

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going Concern Consideration

The Company’s unaudited financial statements as of May 31, 2026, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses as of May 31, 2026, totaling $4,922,381. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2026, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with ASC 260, Earning per Share. On May 31, 2026, we had outstanding common shares of 15,037,354. Basic weighted average common shares and equivalents for the three and six months May 31, 2026, are 14,936,945 and 14,844,335 and for the three and six months ended May 31, 2025 are 14,670,000, respectively.

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

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

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

Revenue Recognition Policy

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company generates revenue from consulting, strategic advisory, business development, marketing support, operational planning, and other related professional services.

The Company enters into service arrangements that may include one or more performance obligations depending on the nature of the contractual services promised to the customer. The Company evaluates each contract to identify its performance obligations and allocates the transaction price to each performance obligation, if applicable, based on the relative standalone selling prices. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the services provided. Progress toward satisfaction of the performance obligations is measured based on the services performed during the billing period, which generally corresponds with the Company’s monthly invoicing.

The Company evaluates each contract to determine whether it is acting as a principal or an agent in accordance with ASC 606. The Company recognizes revenue on a gross basis when it controls the promised services before they are transferred to the customer and is primarily responsible for satisfying the related performance obligations. In certain arrangements, the Company may engage third parties, including related parties, to assist in providing contracted services. When the Company acts as the principal, amounts paid or payable to such parties are recognized as cost of revenue, while revenue is recognized for the gross amount of consideration to which the Company expects to be entitled under the contract.

Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results and financial metrics for the Company to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

As of May 31, 2026
Cash and bank	$71,531
Total Assets	$71,531

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

For six months ended March 31, 2026
Service Income	$40,575
Cost of Revenue	(20,146)
Consulting	(393,125)
Legal and professional	(2,015,130)
Dues and Subscription	(1,096)
Regulatory Fee	(750)
Travelling and Entertainment	(4,569)
Advertising and Marketing	(26,350)
Training and development	(23,800)
Loss on settlement of service	(144,666)
Financial Charges	(5,722)
Other Expense	(53)
Net loss	$(2,594,832)

Segment Reconciliation:

	Three Months	Six Months
Segment net loss - net loss	$(1,418,239)	$(2,594,832)
Segment loss before income taxes	$(1,418,239)	$(2,594,832)

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on March 1, 2026, during the second quarter of 2026.

NOTE 3 - SHAREHOLDERS DEFICIT

Common Stock

Authorized: 500,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of May 31, 2026, the Company had 15,037,354 shares of common stock outstanding. No preferred stock is issued as of May 31, 2026. As of May 31, 2025, the Company had 14,670,000 shares of common stock outstanding. No preferred stock is issued as of May 31, 2025.

For the period between inception and May 31, 2026, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From July 24, 2024, through November 30, 2024, the Company issued 5,370,000 shares of the Company’s common stock to investors for an aggregate purchase price of $59,100. The company booked these transactions as subscription receivable as of November 30,2024. The company received the proceeds from investors in January 2025.

On March 30, 2026, the Company issued 100,000 ordinary shares to JE Omnitrade, Inc. at a price of USD $1.00 per share pursuant to a Share Subscription Agreement dated March 24, 2026. The Company received cash proceeds of USD $100,000 on the same date. Under the terms of the agreement, JE Omnitrade, Inc. agreed to subscribe for up to

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

300,000 ordinary shares for total consideration of USD $300,000, with the remaining USD $200,000 payable in future installments. Additional shares will be issued on a pro rata basis as future installment payments are received.

From December 1, 2025, through May 31, 2026, the Company issued 101,682 shares of the Company’s common stock to investors for an aggregate purchase price of $101,682. The company issued 2,000 common shares to Fayaz Pinjari at a $1.00 per share against which the payment has not been received. The company booked this transaction amounting to $2,000 as subscription receivable as of May 31, 2026.

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

On May 31, 2026, the Company issued an aggregate of 4,932 shares of its common stock to Soho Capital Solutions for services rendered at a price of $1.00 per share, for total proceeds of $4,932.

NOTE 4 - REVENUE RECOGNITION

During the three months ended May 31, 2026, the Company recognized $40,575 of revenue related to consulting and strategic advisory services performed during April 2026 under a customer service arrangement. The Company also recognized cost of revenue of $20,146, primarily consisting of fees paid to related parties that performed a portion of the contracted services. The related invoice was issued on May 6, 2026, following completion of the services, and payment was received in full on May 15, 2026. Accordingly, no accounts receivable related to this arrangement were outstanding as of May 31, 2026.

The Company is acting as a principal in accordance with ASC 606. The Company recognized revenue on a gross basis as it controls the promised services before they are transferred to the customer and is primarily responsible for satisfying the performance obligations.

Revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the services provided. Progress toward satisfaction of the performance obligations is measured based on the services performed during the billing period, which generally corresponds with the Company’s monthly invoicing.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

NOTE 5 - CURRENT LOAN TRANSACTIONS

The Company entered into a loan agreement with Sun Yun Bo on April 10, 2025. The total amount of money being borrowed from the Lender (SUN YUN BO) is $1,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate(12%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Sun Yun Bo as of May 31, 2026, is $1,137.

The Company entered into a loan agreement with Chen Qi on August 18, 2025. The total amount of money borrowed from the lender (Chen Qi) is $5,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate(8%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of  $4,854.10, after deduction of processing fees, were received on August 21, 2025. The total principal plus accrued interest from Chen Qi as of May 31, 2026, is $5,311.

The Company entered into a loan agreement with Chen Tingting on August 18, 2025. The total amount of money borrowed from Chen Tingting is $3,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate(8%), also referred to as Renewed Interest Rate).The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $2,912.70, after deduction of processing fees, were received on August 25, 2025. The total principal plus accrued interest from Chen Tingting as of May 31, 2026, is $3,184.

The Company entered into a loan agreement with CUI Xiangdong on September 1, 2025. The total amount of money borrowed was $1,000.

The loan will bear interest at 8% per annum and will be due in full, including accrued interest, on September 1, 2026 (the “Due Date”). The loan may be renewed at maturity for an additional 12-month term at a rate equal to SOFR plus 8% (the “Renewed Interest Rate”). The total principal plus accrued interest from CUI Xiangdong as of May 31, 2026, is $1,059.

On September 15, 2025, the Company entered into separate loan agreements with six individual lenders:

Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao (collectively, the “Lenders”), for a total principal amount of $7,000. Each lender will enter into a distinct agreement with the Company. Under the terms of the agreements, each lender will contribute $1,000, except for Huang Zhigang, who will lend $2,000. The loans will bear interest at a fixed rate of 8% per annum and will mature on 12-months period (the “Due Date”), at which time the full principal amount, together with all accrued interest, shall become due and payable. Upon maturity, the loans may be renewed for an additional 12-month term at an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 8% per annum (the “Renewed Interest Rate”). The total principal plus accrued interest from each party as of May 31, 2026, is $7,390.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the three months ended May 31, 2026, consisting of the following:

Name of the related parties	Nature of relationship
Lingyun Mao	Shareholder
Fairbanks Global Partners II LLC	Shareholder
One World Engineering Corporation	Shareholder
Want Pty Ltd ATF Wang Family Trust	Shareholder
Shabnoor Shah	Shareholder, COO
Luis Carlos Ung	Shareholder, President, CEO, CFO
Taurus Era Corporation	Entity under the common control
Alphega Global Partners Corporation	Entity under the common control
IM Abundance Pty Ltd	Entity under the common control

* Hung Fong Wang Key Management Personnel of IM Abundance and Alphega Innovation Corporation (AIC) resigned from AIC on October 1, 2025, while this entity is still a related party due to Hung Fong Wang, who is still shareholder of AIC.

	As of May 31, 2026	As of November 30, 2025
Accrued Services
Lingyun Mao	$315	$315
Fairbanks Global Partners II LLC	1,880,631	902,525
One World Engineering Corporation	1,286,039	582,239
Wang Pty Ltd ATF Wang Family Trust	250	250
Shabnoor Shah	603,025	308,075
IM Abundance Pty Ltd	88,188	88,188
Total Due to related party	$3,858,448	$1,881,592

As of May 31, 2026, balances due to related parties primarily represent the consulting and professional services provided by the shareholders. For the six months ended the Company accrued $2,112,856 in related party transactions and made payments of $136,000 resulting in a closing balance of $3,858,448 in due to related parties.

LOAN FROM RELATED PARTIES:

The Company entered into the loan agreement with Luis Carlos Ung on May 20, 2025. The total amount of money being borrowed from Luis Carlos Ung was $12,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate(12%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Luis Carlos as of May 31, 2026, is $13,484.

On October 2, 2025, Alphega Innovations Corporation entered into a loan agreement with One World Engineering Corporation for principal financing of $20,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. At the lender’s sole discretion, the outstanding principal and accrued interest may be converted into common shares of the Company at $0.03 per share. Interest is accrued monthly and payable at maturity unless earlier converted or repaid. The total principal plus accrued interest from One World Engineering Corp as of May 31, 2026, is $21,600.

On December 8, 2025, the Company entered into a loan agreement with Taurus Era Corporation for $15,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

priority security interest over all Company assets and ranks as senior secured debt. The total principal plus accrued interest from Taurus Era Corporation as of May 31, 2026, is $15,865.

On January 27, 2026, Alphega Innovations Corporation entered into a loan agreement with Alphega Global Partners Corporation for principal financing of $25,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. Interest is accrued monthly and payable at maturity unless earlier repaid. The total principal plus accrued interest from Alphega Global Partners Corp as of May 31, 2026, is $26,033.

On March 10, 2026, the Company entered into a loan agreement with Alphega Global Partners Corp for USD $9,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt. The total principal plus accrued interest from Alphega Global Partners Corp as of May 31, 2026 is $9,240.

Accrued Expenses

As of May 31, 2026, the Company had accrued interest of $6,304 related to its outstanding loan balance. The accrued interest has been recorded within financial charges in the accompanying Statement of Operations and included in Accrued Liabilities on the Balance Sheet.

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

On May 30, 2026, the Company issued 2,000 shares of its common stock to Fayaz Pinjari at a purchase price of $1.00 per share, for aggregate consideration of $2,000. As of May 31, 2026, the shares had been issued and the Company recorded a subscription receivable of $2,000. The Company subsequently received the cash proceeds of $2,000 on June 3, 2026.

On June 11, 2026, the Company issued 5,000 shares of its common stock to Eric Liese at a purchase price of $1.00 per share and received aggregate cash proceeds of $5,000 on the same date.

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

Three and Six Months Ended May 31, 2026, Compared to the Period Ended May 31, 2025

Since the Company’s inception on July 24, 2024, the Company has focused on building its operational foundation, conducting strategic planning, pursuing business development, pursuing funding, and entering into a licensing agreement. Operating activities included company formation, business planning, leadership recruitment, and the execution of the licensing agreement.

For the three months ended May 31, 2025, the total net loss for this period were $370,779. Of this, $47,725 were consulting expenses, $322,213 were legal and professional services, $578 were the regularity fee, $225 were for the financial charges and $38 were for the dues and subscriptions.

For the six months ended May 31,2025, the total net loss for this period were $983,987. Of this, $112,325 were consulting expenses, $870,423 were legal and professional services, $578 were the regularity fee, $623 were for the financial charges and $38 were for the dues and subscriptions.

For the three months ended May 31,2026, the total net loss for this period were $1,418,239. Of this, $252,875 were consulting expenses, $1,174,401 were legal and professional services, $300 were the regularity fee, $3,273 were for the financial charges, $663 were for the dues and subscriptions, $4,569 were travelling and entertainment expenses, $2,550 were advertising & marketing expenses and $37 were other expenses. The Company also generated revenue in the form of income from services which were $40,575 and recognized cost of revenue of $20,146.

For the six months ended May 31,2026, the total net loss for this period were $2,594,832. Of this, $393,125 were consulting expenses, $2,015,130 were legal and professional services, $750 were the regularity fee, $5,722 were for the financial charges, $1,096 were for the dues and subscriptions, $4,569 were travelling and entertainment expenses, $23,800 were Training and development, $144,666 was loss on shares issued against settlement of services, $26,350 were advertising and marketing expenses and $53 were other expenses. The Company also generated revenue in the form of income from services which were $40,575 and recognized cost of revenue of $20,146.

Three months ended May 31, 2026, compared to the three months ended May 31, 2025

Net loss increased to $1.4 million for the three months ended May 31, 2026, from $0.4 million for the comparable prior-year period. The increase was primarily attributable to higher legal and professional fees and consulting expenses as the Company progressed from its initial stage following its incorporation in 2024 and continued to develop its business operations. During the current period, the Company engaged additional consultants and professional service providers to support corporate governance, SEC reporting and compliance, legal matters, strategic planning, business development, and the development of its operational infrastructure. As a result, legal and professional fees increased to $1.2 million from $0.3 million, while consulting expenses increased to $0.3 million from $0.05 million. The Company also incurred advertising and marketing expenses and travel and entertainment expenses during the current period to support its business development activities. These increases were partially offset by $40,575 of consulting service revenue generated during the period, against which the Company recognized $20,146 of cost of revenue.

Six months ended May 31, 2026, compared to the six months ended May 31, 2025

Net loss increased to $2.6 million for the six months ended May 31, 2026, from $1.0 million for the comparable prior-year period. The increase primarily reflects the Company’s continued development and expansion of its operations following its incorporation in 2024. During the current period, the Company increased its engagement of consultants and professional advisors to support corporate governance, SEC reporting and compliance, legal matters, strategic planning, business development, and operational activities. Consequently, legal and professional fees increased to $2.0 million from $0.9 million, while consulting expenses increased to $0.4 million from $0.1 million. The Company also incurred additional expenditures for training and development, advertising and marketing, and travel and entertainment as it expanded its operations. In addition, the Company recognized a $144,666 loss on shares issued in settlement of services, which was not incurred during the comparable prior-year period. Partially offsetting these increased operating expenses, the Company generated $40,575 of consulting service revenue during the period and recognized $20,146 of related cost of revenue.

During the three months ended May 31, 2026, the Company recognized $40,575 of revenue from consulting and strategic advisory services performed under a customer service agreement. The engagement included strategic advisory, operational coordination, implementation support, business development and related consulting services. The services were completed during April 2026, following which the Company issued an invoice on May 6, 2026. Payment was received in full on May 15, 2026 and, accordingly, no accounts receivable remained outstanding as of May 31, 2026.

The consulting engagement was consistent with the Company’s business strategy and leveraged management’s expertise in strategic partnerships, commercialization initiatives, operational planning and business development while the Company continues to develop its immersive technology platform for corporate wellness, digital education, workforce development and related solutions.

Cost of revenue associated with these consulting services was $20,146 for the three months ended May 31, 2026, primarily consisting of fees paid to related parties that performed a portion of the contracted services.

Management does not consider this engagement to represent a change in the Company’s principal business. The Company remains focused on the development and commercialization of its immersive technology platform and related solutions and may continue to undertake selective consulting engagements that complement its core business and generate operating cash flows during its development stage.

Liquidity and Capital Resources

As of November 30, 2025, the Company had cash and cash equivalents of $2,070.

As of May 31, 2026, the Company had cash and cash equivalents of $71,531.

We have sustained net losses which have resulted in an accumulated deficit at May 31, 2026, of $4,922,381, and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to commence and continue operations.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the six months ended May 31,
	2026	2025
Cash flows from operating activities	$(179,221)	$(46,514)
Cashflow from investing activities	$-	$-
Cashflow from financing activities	$248,682	$72,161

Operating Activities

•Net cash used in operating activities amounted to $(179,221) for the six months ended May 31, 2026, compared to $(46,514) for the six months ended May 31, 2025.

•The increase in net cash used in operating activities was primarily attributable to higher working capital requirements and increased operating expenses during the period.

Investing Activities

•No cash flows from investing activities were reported in either period, indicating no acquisition or disposal of long-term assets during the quarters under review.

Financing Activities

•Net cash provided by financing activities amounted to $248,682 for the six months ended May 31, 2026, compared to $72,161 for the six months ended May 31, 2025.

•The increase in cash provided by financing activities was primarily attributable to proceeds from share subscriptions and loan raised from Related Parties during the six months ended May 31, 2026, compared to the prior-year period.

Off-Balance Sheet Arrangements

As of May 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Luis Carlos Ung, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of May 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended May 31, 2026, the Company issued the following unregistered securities pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder. No underwriters were involved and no commissions were paid.

(a) On December 31, 2025, the Company issued 118,800 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $11,880), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $118,800. Accordingly, the Company recognized a loss on settlement of services of $106,920 in the Statement of Operations for the six months ended May 31, 2026.

(b) On February 28, 2026, the Company issued 41,940 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $4,194), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $41,940. Accordingly, the Company recognized a loss on settlement of services of $37,746 in the Statement of Operations for the six months ended May 31, 2026.

c) On March 30, 2026, the Company issued 100,000 shares of its common stock to JE Omnitrade, Inc. at a purchase price of $1.00 per share pursuant to a Share Subscription Agreement dated March 24, 2026. The Company received aggregate cash proceeds of $100,000 on the same date. Under the terms of the agreement, JE Omnitrade, Inc. agreed to subscribe for up to 300,000 shares of the Company’s common stock for aggregate consideration of $300,000. The remaining $200,000 is payable in future installments, and additional shares will be issued on a pro rata basis as such installment payments are received.

(d) From December 1, 2025 through May 31, 2026, the Company issued an aggregate of 101,682 shares of its common stock to various investors for aggregate cash proceeds of $101,682.

(e) On May 30, 2026, the Company issued 2,000 shares of its common stock to Fayaz Pinjari at a purchase price of $1.00 per share for aggregate consideration of $2,000. As of May 31, 2026, the purchase price had not yet been received, and the Company recorded a subscription receivable of $2,000. The subscription amount was subsequently received on June 3, 2026.

(f) On May 31, 2026, the Company issued an aggregate of 4,932 shares of its common stock to Soho Capital Solutions in exchange for services rendered at a price of $1.00 per share, resulting in total recognized compensation expense of $4,932.

The aggregate fair value of the shares issued for services during the quarter was $165,672, which is reflected in the financial statements as stock-based compensation expense (with the excess over the agreed service price recorded as a loss on settlement of services). No cash proceeds were received from the issuances described in items (a), (b) and (f).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended May 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

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

Date:	July 14, 2026	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	July 14, 2026