Form 10-Q
period 2026-08-31
Alphega Innovations Corp
filed 2026-10-15
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of October 14, 2026, the registrant had 17,378,295 shares of common stock, $0.0001 par value per share, outstanding.

ii

TABLE OF CONTENTS

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

ALPHEGA INNOVATIONS CORPORATION

Balance Sheets

	August 31, 2026	November 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$16,172	$2,070
Total Current Assets	16,172	2,070

Total Assets	$16,172	$2,070

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term business loan	$17,000	$17,000
Loan from related parties	81,000	32,000
Accounts payable and Accrued liability	431,576	309,927
Due to related parties	5,231,423	1,881,592
Total Current Liabilities	5,760,999	2,240,519

Total Liabilities	5,760,999	2,240,519

Stockholders’ Deficit
Common stock $0.0001 par value; 500,000,000 shares authorized; 17,342,354 shares issued and outstanding as of August 31, 2026, and 14,670,000 shares issued and outstanding as of November 30, 2025	1,734	1,467
Preferred stock $0.0001 par value; 200,000,000 shares authorized; nil shares issued	-	-
Additional Paid-in Capital	2,759,721	87,633
Accumulated deficit	(8,506,282)	(2,327,549)
Total Stockholders’ Deficit	(5,744,827)	(2,238,449)

Total Liabilities and Stockholders’ Deficit	$16,172	$2,070

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Operations

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2026	2025	2026	2025
Income
Services income	$-	$-	$40,575	$-
Total Income	-	-	40,575	-

Cost of Goods Sold
Cost of revenue	-	-	(20,146)	-
Total Cost of Revenue	-	-	(20,146)	-

Gross Profit	-	-	20,429	-

Expenses
Consulting	$101,150	$20,400	$494,275	$132,725
Legal and professional services	1,167,831	397,864	3,182,960	1,268,288
Stock based compensation	2,300,000	-	2,300,000	-
Dues and subscriptions	1,144	392	2,240	430
Regulatory fee	850	255	1,600	833
Travelling and entertainment	9,739	10,436	14,308	10,436
Advertising and marketing	-	-	26,350	-
Training and development	-	-	23,800	-
Loss on settlement of service	-	-	144,666	-
Total Expenses	3,580,714	429,347	6,190,199	1,412,712

Loss from Operations	(3,580,714)	(429,347)	(6,169,770)	(1,412,712)

Other Income & expense
Financial charges	(3,187)	(1,002)	(8,910)	(1,227)
Other expense	-	(234)	(53)	(631)

Net Loss before Income Tax	(3,583,901)	(430,583)	(6,178,733)	(1,414,570)
Income taxes	-	-	-	-
Net Loss	$(3,583,901)	$(430,583)	(6,178,733)	(1,414,570)

Basic and diluted weighted average shares outstanding	15,309,202	14,670,000	15,000,421	14,670,000
Basic and diluted net loss per share	$(0.23)	$(0.03)	(0.41)	(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the nine months ended August 31, 2025

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30, 2024	14,670,000	$1,467	-	$-	$(59,100)	$87,633	$(47,945)	$(17,945)
Proceeds from the sale of common stock	-	-	-	-	59,100	-	-	59,100
Net loss	-	-	-	-	-	-	(613,208)	(613,208)
Balance as of February 28, 2025	14,670,000	1,467	-	-	-	87,633	(661,153)	(572,053)
Net loss	-	-	-	-	-	-	(370,779)	(370,779)
Balance, May 31, 2025	14,670,000	1,467	-	-	-	87,633	(1,031,932)	(942,832)
Net loss	-	-	-	-	-	-	(430,583)	(430,583)
Balance as of August 31, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(1,031,932)	$(1,373,415)

For the nine months ended August 31, 2026

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In- Capital	Accumulated Deficit	Total

Balance as of November 30, 2025	14,670,000	$1,467	-	$-	$-	$87,633	$(2,327,549)	$(2,238,449)
Issuance of common stock for services	160,740	16	-	-	-	160,724	-	160,740
Net loss	-	-	-	-	-	-	(1,176,593)	(1,176,593)
Balance as of February 28, 2026	14,830,740	1,483	-	-	-	248,357	(3,504,142)	(3,254,302)
Proceeds from sale of common stock	201,682	21	-	-	(2,000)	201,662	-	199,683
Issuance of common stock for services	4,932	-	-	-	-	4,932	-	4,932
Net loss	-	-	-	-	-	-	(1,418,239)	(1,418,239)
Balance as of May 31, 2026	15,037,354	1,504	-	-	(2,000)	454,951	(4,922,381)	(4,467,926)
Proceeds from the sale of common stock	5,000	-	-	-	2,000	5,000	-	7,000
Issuance of common stock against services	2,300,000	230	-	-	-	2,299,770	-	2,300,000
Net loss	-	-	-	-	-	-	(3,583,901)	(3,583,901)
Balance as of August 31, 2026	17,342,354	$1,734	-	$-	$-	$2,759,721	$(8,506,282)	$(5,744,827)

The accompanying notes are an integral part of these unaudited financial statements.

ALPHEGA INNOVATIONS CORPORATION

Statements Of Cash Flows

(Unaudited)

	For the nine months ended August 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(6,178,733)	$(1,414,570)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for services	165,672	-
Stock based compensation	2,300,000	-
Net changes in operating assets and liabilities:
Due to related party	3,349,831	1,307,291
Accounts payable and accrued liabilities	121,649	35,652
Net Cash Used in Operating Activities	(241,581)	(71,627)

Net Cash Flow from Financing Activities
Subscription receivable	2,000	59,100
Loan from related party	49,000	12,000
Other non-current loan	-	1,000
Short term business loan	-	8,000
Receipt from sale of common stock	204,683	-
Net Cash Provided by Financing Activities	255,683	80,100

CHANGE IN CASH	14,102	8,473
CASH AT BEGINNING OF PERIOD	2,070	-
CASH AT END OF PERIOD	$16,172	$8,473

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going Concern Consideration

The Company’s unaudited financial statements as of August 31, 2026, have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of August 31, 2026, the Company had an accumulated deficit of $8,506,282, compared with an accumulated deficit of $2,327,549 as of November 30, 2025. These factors, among other, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period. The company plans to raise capital through private placement or borrowing arrangements.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2026, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with ASC 260, Earning per Share. On August 31, 2026, we had outstanding common shares of 17,342,354. Basic weighted average common shares and equivalents for the three- and nine-months August 31, 2026, are 15,309,202 and 15,000,421 and for the three and nine months ended August 31, 2025, are 14,670,000, respectively.

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

	As of August 31, 2026	As of November 30, 2025
Cash and bank	$16,172	$2,070
Total Assets	$16,172	$2,070

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

	Nine months ended August 31, 2026	Nine months ended August 31, 2025
Service Income	$40,575	$-
Cost of Revenue	(20,146)	-
Consulting	(494,275)	(132,725)
Legal and professional	(3,182,960)	(1,268,288)
Stock based compensation	(2,300,000)	-
Dues and Subscription	(2,240)	(430)
Regulatory Fee	(1,600)	(833)
Travelling and Entertainment	(14,308)	(10,436)
Advertising and Marketing	(26,350)	-
Training and development	(23,800)	-
Loss on settlement of service	(144,666)	-
Financial Charges	(8,910)	(1,227)
Other Expense	(53)	(631)
Net loss	$(6,178,733)	$(1,414,570)

Segment Reconciliation:

	Three Months	Nine Months
Segment net loss - net loss	$(3,583,901)	$(6,178,733)
Segment loss before income taxes	$(3,583,901)	$(6,178,733)

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

NOTE 3 - SHAREHOLDERS DEFICIT

Common Stock

Authorized: 500,000,000 shares of voting common stock with a par value of $0.0001, 200,000,000 shares of preferred stock with a par value of $0.0001. As of August 31, 2026, the Company had 17,342,354 shares of common stock outstanding. No preferred stock is issued as of August 31, 2026. As of August 31, 2025, the Company had 14,670,000 shares of common stock outstanding. No preferred stock is issued as of August 31, 2025.

For the period between inception and August 31, 2026, the Company engaged in the following equity events:

Sale of Common Stock and Subscriptions

From July 24, 2024, through November 30, 2024, the Company issued 5,370,000 shares of the Company’s common stock to investors for an aggregate purchase price of $59,100. The company booked these transactions as subscription receivable as of November 30,2024. The company received the proceeds from investors in January 2025.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

On March 30, 2026, the Company issued 100,000 common shares to JE Omnitrade, Inc. at a price of USD $1.00 per share pursuant to a Share Subscription Agreement dated March 24, 2026. The Company received cash proceeds of USD $100,000 on the same date. The agreement contemplated aggregate subscriptions of $300,000. The remaining $200,000 has not been received, and the subscriber has breached its payment obligations under the agreement. No shares have been issued for the unpaid amount. Following termination of the registered offering, the shares relating to the unpaid subscription cannot be issued under the prospectus. Accordingly, the Company does not consider the unpaid $200,000 an available source of capital.

From December 1, 2025, through August 31, 2026, the Company issued an aggregate of 106,682 shares of its common stock to investors for aggregate consideration of $106,682. The aggregate amount includes 2,000 shares of common stock issued to Fayaz Pinjari at a purchase price of $1.00 per share. The $2,000 purchase price was initially recorded as a subscription receivable as of May 31, 2026, and the Company subsequently received the $2,000 cash payment on June 3, 2026. The aggregate amount also includes 5,000 shares of common stock issued to Eric Joachim Liese on June 11, 2026, at a purchase price of $1.00 per share, for aggregate consideration of $5,000, which was received in cash on the same date.

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

Stock-Based Compensation

On July 21, 2026, the Company issued an aggregate of 300,000 shares of common stock to Lionel Pinuer in connection with his service as Director of Finance. The shares consist of 100,000 shares as a past service recognition award for services rendered prior to July 20, 2026, and 200,000 shares as an upfront equity retainer for his services as Director of Finance. The shares were authorized to be issued as restricted securities.

On August 26, 2026, the Company issued an aggregate of 1,000,000 shares of common stock to Luis Carlos Ung, the Company’s Chief Executive Officer, and 1,000,000 shares of common stock to Shabnoor Shah, the Company’s Chief Operating Officer, pursuant to their respective Executive Employment Agreements. The shares were issued in recognition of their continuous executive services and contributions to the Company. Each executive’s 1,000,000 share grant was approved by the disinterested directors, with the respective executive abstaining from voting on his or her own compensation. The shares were authorized to be issued as restricted securities.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

The Company accounts for equity awards granted in exchange for employee and nonemployee services in accordance with ASC 718, Compensation - Stock Compensation. Compensation expense is measured based on the grant-date fair value of the awards and recognized over the requisite service period. For awards that are fully vested upon grant, compensation expense is recognized on the grant date.

NOTE 4 - REVENUE RECOGNITION

During the three months ended August 31, 2026, the Company did not recognize any revenue from consulting or strategic advisory services. Accordingly, the Company had no revenue or related cost of revenue during the three-month period ended August 31, 2026.

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

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate).The accrued interest is added to the principal amount of the loan. The total principal plus accrued interest from Sun Yun Bo as of August 31, 2026, is $1,167.

The Company entered into a loan agreement with Chen Qi on August 18, 2025. The total amount of money borrowed from the lender (Chen Qi) is $5,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $4,854.10, after deduction of processing fees, were received on August 21, 2025. The total principal plus accrued interest from Chen Qi as of August 31, 2026, is $5,400.

As of August 31, 2026, the outstanding principal and accrued interest under the loan agreement totaled $5,400. Subsequent to August 31, 2026, the outstanding loan balance was converted into shares of the Company’s common stock. See Note 7 - Subsequent Events for further information regarding the conversion.

The Company entered into a loan agreement with Chen Tingting on August 18, 2025. The total amount of money borrowed from Chen Tingting is $3,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 12 months (“Due Date”), and the Loan can be renewed after twelve (12) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (8%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The net proceeds of $2,912.70, after deduction of processing fees, were received on August 25, 2025. The total principal plus accrued interest from Chen Tingting as of August 31, 2026, is $3,240.

As of August 31, 2026, the outstanding principal and accrued interest under the loan agreement totaled $3,240. Subsequent to August 31, 2026, the outstanding loan balance was converted into shares of the Company’s common stock. See Note 7 - Subsequent Events for further information regarding the conversion.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

The Company entered into a loan agreement with CUI Xiangdong on September 1, 2025. The total amount of money borrowed was $1,000.

The loan will bear interest at 8% per annum and will be due in full, including accrued interest, on September 1, 2026 (the “Due Date”). The loan may be renewed at maturity for an additional 12-month term at a rate equal to SOFR plus 8% (the “Renewed Interest Rate”). The total principal plus accrued interest from CUI Xiangdong as of August 31, 2026, is $1,079.

As of August 31, 2026, the outstanding principal and accrued interest under the loan agreement totaled $1,079. Subsequent to August 31, 2026, the outstanding loan balance was converted into shares of the Company’s common stock. See Note 7 - Subsequent Events for further information regarding the conversion.

On September 15, 2025, the Company entered into separate loan agreements with six individual lenders:

Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao (collectively, the “Lenders”), for a total principal amount of $7,000. Each lender will enter into a distinct agreement with the Company. Under the terms of the agreements, each lender will contribute $1,000, except for Huang Zhigang, who will lend $2,000. The loans will bear interest at a fixed rate of 8% per annum and will mature on 12-months period (the “Due Date”), at which time the full principal amount, together with all accrued interest, shall become due and payable. Upon maturity, the loans may be renewed for an additional 12-month term at an interest rate equal to the Secured Overnight Financing Rate (SOFR) plus 8% per annum (the “Renewed Interest Rate”). The total principal plus accrued interest from each party as of August 31, 2026, is $7,532.

As of August 31, 2026, the outstanding principal and accrued interest under the loan agreement totaled $7,532. Subsequent to August 31, 2026, the outstanding loan balance was converted into shares of the Company’s common stock. See Note 7 - Subsequent Events for further information regarding the conversion.

The following table presents the outstanding balances of loans from individual lenders, including principal and accrued interest, as of August 31, 2026 and November 30, 2025.

Lenders	August 31, 2026	November 30, 2025	Interest Rate	Maturity
Sun Yun Bo	$1,167	$1,077	12%	Oct-26
Chen Qi	5,400	5,111	8%	Aug-26
Chen Tingting	3,240	3,064	8%	Aug-26
CUI Xiangdong	1,079	1,019	8%	Sep-26
Xue Yiming	1,076	1,016	8%	Sep-26
Guo Xue	1,076	1,016	8%	Sep-26
Huang Zhigang	2,152	2,032	8%	Sep-26
Huang Shanli	1,076	1,016	8%	Sep-26
He Yan	1,076	1,016	8%	Sep-26
Luo Wenhao	1,076	1,016	8%	Sep-26
Total short-term loans	$18,418	$17,383

As of August 31, 2026, the outstanding principal and accrued interest related to the loans from Chen Qi, Chen Tingting, CUI Xiangdong, Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao totaled $17,251. Subsequent to August 31, 2026, these outstanding loan balances were converted into shares of the Company’s common stock. See Note 7 - Subsequent Events for further information.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

The related parties had transactions for the nine months ended August 31, 2026, consisting of the following:

Name of the related parties	Nature of relationship
Lingyun Mao	Shareholder
Fairbanks Global Partners II LLC	Shareholder
One World Engineering Corp	Shareholder
Want Pty Ltd ATF Wang Family Trust	Shareholder
Shabnoor Shah	Shareholder, COO
Luis Carlos Ung	Shareholder, President, CEO, CFO
Taurus Era Corporation	Entity under the common control
Alphega Global Partners Corporation	Entity under the common control
IM Abundance Pty Ltd*	Entity under the common control
Lionel Pinuer E.	Director and Interim Chairman

*Hung Fong Wang Key Management Personnel of IM Abundance and Alphega Innovation Corporation (AIC) resigned from AIC on October 1, 2025, while this entity is still a related party due to Hung Fong Wang, who is still shareholder of AIC.

	As of August 31, 2026	As of November 30, 2025
Accrued Services
Lingyun Mao	$315	$315
Fairbanks Global Partners II LLC	2,580,041	902,525
One World Engineering Corp	1,686,329	582,239
Wang Pty Ltd ATF Wang Family Trust	250	250
Shabnoor Shah	665,075	308,075
IM Abundance Pty Ltd*	88,188	88,188
Lionel Pinuer E.	211,225	-
Total Due to related party	$5,231,423	$1,881,592

As of August 31, 2026, balances due to related parties primarily represent the consulting and professional services provided by the related parties. For the Nine months ended the Company accrued $3,511,731 in related party transactions and made payments of $161,900 resulting in a closing balance of $5,231,423 in due to related parties.

LOAN FROM RELATED PARTIES:

The Company entered into the loan agreement with Luis Carlos Ung on May 20, 2025. The total amount of money being borrowed from Luis Carlos Ung was $12,000.

The total amount of the Borrowed Money, including principal and interest, shall be due and payable in 18 months (“Due Date”), and the Loan can be renewed after eighteen (18) months at a rate equal to the Interest Rate above SOFR (meaning SOFR plus Interest Rate (12%), also referred to as Renewed Interest Rate). The accrued interest is capitalized and added to the principal amount of the loan. The total principal plus accrued interest from Luis Carlos as of August 31, 2026, is $13,844.

On October 2, 2025, Alphega Innovations Corporation entered into a loan agreement with One World Engineering Corporation for principal financing of $20,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. At the lender’s sole discretion, the outstanding principal and accrued interest may be converted into common shares of the Company at $0.03 per share. Interest is accrued monthly and payable at maturity unless earlier converted or repaid. The total principal plus accrued interest from One World Engineering Corp as of August 31, 2026, is $22,200.

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

On December 8, 2025, the Company entered into a loan agreement with Taurus Era Corporation for $15,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt. The total principal plus accrued interest from Taurus Era Corporation as of August 31, 2026, is $16,315.

On January 27, 2026, Alphega Innovations Corporation entered into a loan agreement with Alphega Global Partners Corporation for principal financing of $25,000.

The loan bears interest at a fixed rate of 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest in substantially all assets of the Company and is classified as senior secured debt. Interest is accrued monthly and payable at maturity unless earlier repaid. The total principal plus accrued interest from Alphega Global Partners Corp as of August 31, 2026, is $26,783.

On March 10, 2026, the Company entered into a loan agreement with Alphega Global Partners Corp for $9,000. The loan bears interest at 12% per annum and matures 12 months from the effective date. The loan is secured by a first-priority security interest over all Company assets and ranks as senior secured debt. The total principal plus accrued interest from Alphega Global Partners Corp as of August 31, 2026, is $9,510.

The following table summarizes the outstanding balances of related-party loans, including principal and accrued interest, and their key terms as of August 31, 2026, and November 30, 2025.

Loan From Related Parties	August 31, 2026	November 30, 2025	Interest Rate	Maturity
Luis Carlos Ung	$13,844	$12,764	12%	Nov-26
One World Engineering Corporation	22,200	20,400	12%	Oct-26
Taurus Era Corporation	16,315	-	12%	Dec-26
Alphega Global Partners Corporation - January 27, 2026, loan	26,783	-	12%	Jan-27
Alphega Global Partners Corporation - March 10, 2026, loan	9,510	-	12%	Mar-27
Total loans from related parties	$88,652	$33,164

Accrued Expenses

As of August 31, 2026, and November 30, 2025, the Company had accrued interest of approximately $9,070 and $1,545, respectively, related to its outstanding loan balances. The accrued interest has been recorded within financial charges in the accompanying Statement of Operations and included in Accrued Liabilities on the Balance Sheet.

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

On September 1, 2026, the Company converted the outstanding principal and accrued interest payable to Chen Qi, totaling $5,400 as of August 31, 2026, into 11,250 shares of the Company’s common stock at a conversion price of $0.48 per share. The conversion occurred subsequent to August 31, 2026, balance sheet date and, accordingly, was not recognized in the accompanying unaudited condensed financial statements.

On September 1, 2026, the Company converted the outstanding principal and accrued interest payable to Chen Tingting, totaling $3,240 as of August 31, 2026, into 6,750 shares of the Company’s common stock at a conversion price of $0.48 per share. The conversion occurred subsequent to August 31, 2026, balance sheet date and, accordingly, was not recognized in the accompanying unaudited condensed financial statements.

On September 1, 2026, the Company converted the outstanding principal and accrued interest payable to CUI Xiangdong, totaling $1,079 as of August 31, 2026, into 2,248 shares of the Company’s common stock at a conversion

ALPHEGA INNOVATIONS CORPORATION

Notes to Financial Statements

(Unaudited)

price of $0.48 per share. The conversion occurred subsequent to August 31, 2026, balance sheet date and, accordingly, was not recognized in the accompanying unaudited condensed financial statements.

On September 1, 2026, the Company converted the outstanding principal and accrued interest payable to Xue Yiming, Guo Xue, Huang Zhigang, Huang Shanli, He Yan, and Luo Wenhao, totaling $7,532 as of August 31, 2026, into 15,693 shares of the Company’s common stock at a conversion price of $0.48 per share. The conversion occurred subsequent to August 31, 2026, balance sheet date and, accordingly, was not recognized in the accompanying unaudited condensed financial statements.

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

Three and Nine Months Ended August 31, 2026, Compared to the Period Ended August 31, 2025

Since the Company’s inception on July 24, 2024, the Company has focused on building its operational foundation, conducting strategic planning, pursuing business development, pursuing funding, and entering into a licensing agreement. Operating activities included company formation, business planning, leadership recruitment, and the execution of the licensing agreement.

For the three months ended August 31, 2025, the total net loss for this period was $430,583. Of this, $20,400 were consulting expenses, $397,864 were legal and professional services, $10,436 were for the travelling and entertainment, $255 were the Regulatory fee, $1,002 were for the financial charges and $392 were for the dues and subscriptions and $234 were for the other expenses.

For the nine months ended August 31, 2025, the total net loss for this period was $1,414,570. Of these, $132,725 were consulting expenses, $1,268,288 were legal and professional services, $833 were the Regulatory fee, $10,436 were for the travelling and entertainment, $1,227 were for the financial charges and $430 were for the dues and subscriptions, and $631 were for the other expenses.

For the three months ended August 31, 2026, the total net loss for this period was $3,583,901. Of this, $101,150 were consulting expenses, $1,167,831 were legal and professional services, $2,300,000 were for the stock-based compensation, $9,739 were for the travelling and entertainment, $850 were the Regulatory fee, $3,187 were for the financial charges, $1,144 were for the dues and subscriptions.

The Company did not generate any revenue during the three months ended August 31, 2026.

For the nine months ended August 31, 2026, the total net loss for this period was $6,178,733. Of this, $494,275 were consulting expenses, $3,182,960 were legal and professional services, $2,300,000 were for the stock-based compensation, $1,600 were the Regulatory fee, $8,910 were for the financial charges, $2,240 were for the dues and subscriptions, $14,308 were travelling and entertainment expenses, $23,800 were Training and development, $144,666 was loss on shares issued against settlement of services, $26,350 were advertising and marketing expenses and $53 were other expenses. The Company also generated revenue in the form of income from services which were $40,575 and recognized cost of revenue of

$20,146.

Three months ended August 31, 2026, compared to the three months ended August 31, 2025

Net loss increased to $3.6 million for the three months ended August 31, 2026, compared to $0.4 million for the comparable prior-year period. The increase in net loss was primarily attributable to higher operating expenses incurred as the Company continued to develop its business and expand its operations. Legal and professional expenses increased to $1.2 million from $0.4 million, while consulting expenses increased to $0.1 million from $0.02 million. In addition, the Company recognized $2.3 million of non-cash stock-based compensation during the three months ended August 31, 2026, which was not incurred during the comparable prior-year period. The Company also incurred travel and entertainment expenses of $9,739, regulatory fees of $850, financial charges of $3,187, and dues and subscriptions of $1,144 during the current period in connection with its ongoing operations and business development activities.

During the three months ended August 31, 2026, the Company did not generate any revenue from its consulting and strategic advisory services or from any other activities. The Company continued to focus on the development and commercialization of its immersive technology platform for corporate wellness, digital education, workforce development, and related solutions.

The Company did not recognize any cost of revenue during the three months ended August 31, 2026.

Nine months ended August 31, 2026, compared to the six months ended August 31, 2025

Net loss increased to $6.2 million for the nine months ended August 31, 2026, compared to $1.4 million for the comparable prior-year period. The increase in net loss was primarily attributable to higher operating expenses as the Company continued to develop its business and expand its operations. Legal and professional expenses increased to

$3.2 million from $1.3 million, while consulting expenses increased to $0.5 million from $0.1 million. The Company also recognized $2.3 million of stock-based compensation during the nine months ended August 31, 2026, which was not incurred during the comparable prior-year period. In addition, the Company incurred training and development expenses of $23,800, advertising and marketing expenses of $26,350, travel and entertainment expenses of $14,308. The Company also recognized a $144,666 loss on shares issued in settlement of services during the nine months ended August 31, 2026, which was not incurred during the comparable prior-year period.

For the nine months ended August 31, 2026, the Company recognized $40,575 of revenue from consulting and strategic advisory services performed under a customer service agreement. The engagement included strategic advisory, operational coordination, implementation support, business development, and related consulting services. The services were completed and the Company received payment in full during the period. No accounts receivable related to these services remained outstanding as of August 31, 2026.

The consulting engagement was consistent with the Company’s business strategy and leveraged management’s expertise in strategic partnerships, commercialization initiatives, operational planning and business development while the Company continues to develop its immersive technology platform for corporate wellness, digital education, workforce development and related solutions.

Cost of revenue associated with these consulting services was $20,146 for the nine months ended August 31, 2026, primarily consisting of fees paid to related parties that performed a portion of the contracted services.

Management does not consider this engagement to represent a change in the Company’s principal business. The Company remains focused on the development and commercialization of its immersive technology platform and related solutions and may continue to undertake selective consulting engagements that complement its core business and generate operating cash flows during its development stage.

Liquidity and Capital Resources

As of August 31, 2026, and November 30, 2025, the Company had cash and cash equivalents of $16,172 and $2,070, respectively.

We have sustained net losses which have resulted in an accumulated deficit of $8,506,282 and $2,327,549 at August 31, 2026, and November 30, 2025, respectively. We are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to commence and continue operations.

The Company has received $100,000 from JE Omnitrade, Inc. pursuant to the Share Subscription Agreement dated March 24, 2026.  The remaining $200,000 has not been received. The shares relating to the unpaid amount cannot be issued under the prospectus, and the Company does not consider this amount an available source of capital. The Company may pursue remedies for breach of contract or seek to negotiate a settlement under which the subscriber would invest funds in exchange for restricted common stock and a release of the Company’s claims, subject to compliance with applicable securities laws. Litigation could involve substantial costs and delays, and there can be no assurance of a favorable outcome, a settlement, or receipt of additional funds.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the nine months ended August 31,
	2026	2025
Cash flows from operating activities	$(241,581)	$(71,627)
Cashflow from investing activities	$-	$-
Cashflow from financing activities	$255,683	$80,100

Operating Activities

•Net cash used in operating activities was $241,581 for the nine months ended August 31, 2026, compared to $71,627 for the nine months ended August 31, 2025.

•The increase in net cash used in operating activities was primarily attributable to higher working capital requirements and increased operating expenses during the period.

Investing Activities

•No cash flows from investing activities were reported in either period, indicating no acquisition or disposal of long-term assets during the quarters under review.

Financing Activities

•Net cash provided by financing activities was $255,683 for the nine months ended August 31, 2026, compared to $80,100 for the nine months ended August 31, 2025.

•The increase in cash provided by financing activities was primarily attributable to proceeds from share subscriptions and loan raised from Related Parties during the nine months ended August 31, 2026, compared to the prior-year period.

Off-Balance Sheet Arrangements

As of August 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Luis Carlos Ung, our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended August 31, 2026, the Company issued the following unregistered securities pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D thereunder. No underwriters were involved and no commissions were paid.

a.On December 31, 2025, the Company issued 118,800 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $11,880), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $118,800. Accordingly, the Company recognized a loss on settlement of services of $106,920 in the Statement of Operations for the six months ended May 31, 2026.

b.On February 28, 2026, the Company issued 41,940 shares of its common stock to Soho Capital Solutions in exchange for services rendered. Although the agreed price was $0.10 per share (totaling $4,194), the shares were recorded at their estimated fair value of $1.00 per share, resulting in a total recognized value of $41,940. Accordingly, the Company recognized a loss on settlement of services of $37,746 in the Statement of Operations for the six months ended May 31, 2026.

c.From December 1, 2025, through August 31, 2026, the Company issued an aggregate of 106,682 shares of its common stock to various investors for aggregate cash proceeds of $106,682.

d.On May 30, 2026, the Company issued 2,000 shares of its common stock to Fayaz Pinjari at a purchase price of $1.00 per share, for aggregate consideration of $2,000. The purchase price was initially recorded as a subscription receivable and was subsequently received in full on June 3, 2026.

e.On May 31, 2026, the Company issued an aggregate of 4,932 shares of its common stock to Soho Capital Solutions in exchange for services rendered at a price of $1.00 per share, resulting in total recognized compensation expense of $4,932.

f.During the quarter ended August 31, 2026, the Company issued shares of its common stock as compensation for services provided to the Company.

I.On July 20, 2026, the Company entered into a Service Order with Lionel Pinuer, pursuant to which Mr. Pinuer serves as a non-officer consultant in the capacity of Director of Finance. In connection with services provided to the Company, the Company agreed to issue an aggregate of 300,000 shares of its common stock to Mr. Pinuer as compensation for services, consisting of 100,000 shares in recognition of services previously rendered and 200,000 shares as equity-based compensation for services provided in his capacity as Director of Finance. The Company’s Board of Directors approved and authorized the issuance of the 300,000 shares on July 21, 2026. The shares were issued as restricted securities and are subject to applicable securities laws and restrictive legends.

II.On August 26, 2026, the Company’s Board of Directors approved and authorized the issuance of 1,000,000 shares of the Company’s common stock to Luis Carlos Ung, the Company’s Chief Executive Officer, as compensation in recognition of his continuous executive services and contributions to the Company, including services provided since July 24, 2024. Mr. Ung abstained from voting on the approval of his own compensation.

III.On August 26, 2026, the Company’s Board of Directors also approved and authorized the issuance of 1,000,000 shares of the Company’s common stock to Shabnoor Shah, the Company’s Chief Operating Officer, as compensation in recognition of her continuous executive services and contributions to the Company, including services provided since July 24, 2024. Ms. Shah abstained from voting on the approval of her own compensation. The shares issued pursuant to these resolutions are restricted securities and are subject to applicable securities laws and restrictive legends.

The shares were issued as compensation for services provided to the Company, and no cash consideration was received by the Company. The issuance was made in reliance upon an applicable exemption from registration under the Securities Act of 1933, as amended.

The aggregate fair value of the shares issued for services during the quarter was $2,465,672, which is reflected in the financial statements as stock-based compensation expense (with the excess over the agreed service price recorded as a loss on settlement of services). No cash proceeds were received from the issuances described in items (a), (b), (f) and (g).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

During the three months ended August 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K). However, certain of our directors and officers may adopt 10b5-1 plans or non-Rule 10b5-1 trading arrangements in the future.

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

Date:	October 15, 2026	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	October 15, 2026