Form 10-Q/A
period 2026-08-31
Alphega Innovations Corp
filed 2026-10-22
CIK 2038564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-286526

Alphega Innovations Corporation

(Exact name of registrant as specified in its charter)

Wyoming	36-5113418
(State of incorporation)	(I.R.S. Employer Identification No.)

30 N Gould St., Ste R

Sheridan, WY 82801

(Address of principal executive offices, including zip code)

+1 (646) 624-3352

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2026, the registrant had 17,380,753 shares of common stock, $0.0001 par value per share, outstanding.

i

TABLE OF CONTENTS

ii

EXPLANATORY NOTE

Alphega Innovations Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2026, originally filed with the Securities and Exchange Commission on October 15, 2026 (the “Original Report”).

This Amendment is being filed to (i) amend and restate Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) in its entirety to (a) remove from the unregistered-sales disclosure shares of common stock that were sold for cash in the Company’s registered public offering pursuant to its registration statement on Form S-1 (Registration No. 333-286526), (b) correct the aggregate fair value of the shares issued for services during the quarter and certain other errors contained in the Original Report, and (c) provide the information regarding the use of proceeds from the registered offering required by Item 701(f) of Regulation S-K; and (ii) amend and restate Part II, Item 6 (Exhibits) in its entirety to file, or incorporate by reference, the Executive Employment Agreements with Luis Carlos Ung and Shabnoor Shah, the Service Order with Lionel Pinuer, the Share Subscription Agreement with JE Omnitrade, Inc. and the related-party loan agreements identified in the exhibit index, each of which is required to be filed pursuant to Item 601(b)(10) of Regulation S-K, and to file new certifications of the Company’s principal executive officer and principal financial officer.

The complete text of each Item amended by this Amendment is set forth below. This Amendment does not amend, restate or otherwise modify the financial statements included in Part I, Item 1 of the Original Report, which are not reproduced in this Amendment, and the corrections described in this Amendment do not change any amount reported in those financial statements. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes a new certification of the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), which is filed as Exhibit 31.1 hereto. Because this Amendment does not contain financial statements, a certification pursuant to 18 U.S.C. Section 1350 is not required and has not been furnished. Except as expressly set forth herein, this Amendment does not modify or update the Original Report, and does not reflect events occurring after the filing of the Original Report or modify or update any disclosure in the Original Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the Securities and Exchange Commission made subsequent to the filing of the Original Report.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Part II, Item 2 of the Original Report is hereby amended and restated in its entirety to read as follows:

Unregistered Sales of Equity Securities During the Quarter Ended August 31, 2026

During the quarter ended August 31, 2026, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. Each recipient was an executive officer, director or consultant of the Company who had access to information concerning the Company, acquired the shares for his or her own account for investment and not with a view to distribution, and received restricted securities bearing a restrictive legend. No cash consideration was received by the Company, no general solicitation or advertising was used, no underwriter participated, and no commissions or other remuneration were paid in connection with any of these issuances.

On July 20, 2026, the Company entered into a Service Order with Lionel Pinuer, pursuant to which Mr. Pinuer serves as a non-officer consultant in the capacity of Director of Finance. Mr. Pinuer was subsequently appointed as a director and Interim Chairman of the Board of Directors of the Company on August 25, 2026. In connection with services provided to the Company, the Company agreed to issue an aggregate of 300,000 shares of its common stock to Mr. Pinuer as compensation for services, consisting of 100,000 shares in recognition of services previously rendered and 200,000 shares as equity-based compensation for services provided in his capacity as Director of Finance. The Company’s Board of Directors approved and authorized the issuance of the 300,000 shares on July 21, 2026. The shares were valued at $1.00 per share, or $300,000 in the aggregate, for financial reporting purposes, were issued as restricted securities and are subject to applicable securities laws and restrictive legends.

On August 26, 2026, the Board of Directors approved and authorized the issuance of 1,000,000 shares of common stock to Luis Carlos Ung, the Company’s Chief Executive Officer and Interim Chief Financial Officer, and 1,000,000 shares of common stock to Shabnoor Shah, the Company’s Chief Operating Officer, pursuant to their respective Executive Employment Agreements dated August 26, 2026, as compensation for services previously rendered to the Company, including services provided since July 24, 2024. The shares were fully earned and vested upon issuance, were valued at $1.00 per share, or $2,000,000 in the aggregate, for financial reporting purposes, and were issued as restricted securities. Mr. Ung and Ms. Shah each abstained from voting on the approval of his or her own compensation. These issuances were previously reported under Item 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2026.

The 2,300,000 shares described above were the only shares of common stock issued for services during the quarter ended August 31, 2026. The aggregate fair value of those shares, $2,300,000, is reflected as stock-based compensation expense in the statement of operations for the three months ended August 31, 2026, included in the Original Report. The Original Report incorrectly stated that the aggregate fair value of the shares issued for services during the quarter was $2,465,672; that figure also included $165,672 of shares issued to Soho Capital Solutions during the first and second fiscal quarters, which were previously reported in the Company’s Quarterly Reports on Form 10-Q for the quarters ended February 28, 2026, and May 31, 2026.

Correction of the Unregistered Sales Disclosure in the Original Report

Part II, Item 2 of the Original Report reported, as unregistered sales made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D, (i) an aggregate of 106,682 shares of common stock issued to investors for cash from December 1, 2025 through August 31, 2026, including 2,000 shares issued to Fayaz Pinjari on May 30, 2026 that were also separately listed and therefore double-counted, and (ii) an aggregate of 165,672 shares issued to Soho Capital Solutions for services during the first and second fiscal quarters. Those disclosures were in error and are corrected as follows:

Shares Sold for Cash in the Registered Public Offering

The 106,682 shares of common stock issued for cash during the nine months ended August 31, 2026, for aggregate consideration of $106,682 ($1.00 per share), including the 2,000 shares issued to Mr. Pinjari on May 30, 2026 and 5,000 shares issued to Eric Liese on June 11, 2026, were sold in the Company’s registered public offering pursuant to its registration statement on Form S-1 (Registration No. 333-286526), which was declared effective by the SEC on September 15, 2025, and the related prospectus dated September 12, 2025. Those shares were registered under the Securities Act and were not issued in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D, and the references in the Original Report to those exemptions with respect to those shares are withdrawn. The Company has not filed a Form D with respect to any issuance of its securities.

Shares Issued to Soho Capital Solutions for Services

The 165,672 shares of common stock issued to Soho Capital Solutions for services during the nine months ended August 31, 2026 (118,800 shares on December 31, 2025, 41,940 shares on February 28, 2026, and 4,932 shares on May 31, 2026) were not sold in the registered public offering, which covered only shares offered for cash at $1.00 per share. Those shares were unregistered issuances made in reliance on Section 4(a)(2) of the Securities Act. Because each of those issuances occurred during, and was reported in Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for, the quarter ended February 28, 2026, or May 31, 2026, as applicable, they were not required to be reported again in the Original Report, which covers the quarter ended August 31, 2026, and they are excluded from the current-quarter issuance.

The corrections described above relate solely to the characterization of the issuances for purposes of this Item 2. They do not change the number of shares issued, the consideration received, or any amount reported in the financial statements included in the Original Report.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits.

Part II, Item 6 of the Original Report is hereby amended and restated in its entirety to read as follows:

The following exhibits are filed as part of this Amendment or are incorporated herein by reference as indicated below. Exhibits 10.2, 10.3 and 10.4 are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith (*)	Filing Type	Date Filed	Source Exhibit No.
3.1	Articles of Incorporation		S-1	04/14/2025	3.1
3.2	Bylaws		S-1	04/14/2025	3.2
10.1	License Agreement dated November 30, 2024, with Locus Social, Inc.		S-1	04/14/2025	10.1
10.2	Executive Employment Agreement dated August 26, 2026, with Luis Carlos Ung		8-K	08/27/2026	10.1
10.3	Executive Employment Agreement dated August 26, 2026, with Shabnoor Shah		8-K	08/27/2026	10.2
10.4	Service Order effective July 20, 2026, with Lionel Pinuer	*
10.5	Share Subscription Agreement dated March 24, 2026, with JE Omnitrade, Inc.	*
10.6	Loan Agreement dated October 2, 2025, between the Company and One World Engineering (related party)	*
10.7	Loan Agreement dated December 8, 2025, between the Company and Taurus Era Corporation (related party)	*
10.8	Loan Agreement dated January 27, 2026, between the Company and Alphega Global Partners Corp (related party)	*
10.9	Loan Agreement dated March 10, 2026, between the Company and Alphega Global Partners Corp (related party)	*
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
104		*

* Filed herewith.

No certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is furnished with this Amendment because this Amendment does not contain financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 22, 2026	By: /s/ Luis Carlos Ung
Name: Luis Carlos Ung Title: Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Luis Carlos Ung Name: Luis Carlos Ung	President, CEO, Interim Chief Financial Officer, Secretary, Director (Principal Executive, Financial and Accounting Officer)	October 22, 2026